Form 10-K
period 1996-09-30
PIONEER FINANCIAL CORP \KY\
filed 1996-12-23
CIK 1011166

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-K
(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) of THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the Year Ended: September 30, 1996

[  ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) of THE SECURITIES
       EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______ to ______

                         Commission File Number 0-28076

                         PIONEER FINANCIAL CORPORATION
                         -----------------------------
             (Exact name of registrant as specified in its charter)

                 United States                        61-1273657
                 -------------                        ----------
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)          Identification Number)

       25 East Hickman Street, Winchester, Kentucky                 40391
       --------------------------------------------                ------
      (Address of principal executive offices)                  (Zip Code)

                                 (606) 744-3972
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: not applicable.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00
                                                            -------------------
par value                                                   (Title of Class)
---------

Indicate by check mark whether the registrant:   (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No__
                                        -

As of December 19, 1996, the aggregate market value of the shares of common stock of the registrant outstanding was $8,641,670. This figure is based on the last known sales price of $41.50 per share, which sale took place during the
week of November 25, 1996.   The number of shares of the registrant's common
stock outstanding as of December 19, 1996 was 208,233 shares.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was $6,574,597 as of December 19, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

List hereunder the following documents incorporated by reference and the Part of Form 10K into which the document is incorporated:

(1) Portions of Annual Report to Stockholders for the year ended September 30, 1996, is incorporated into Part II, Items 5-8 and Part III, Item 11 of this Form 10-K.

(2) Portions of definitive proxy statement for the January 8, 1997 Annual Meeting of stockholders is incorporated into Part III, Items 10-13 of this Form 10-K.

                         PIONEER FINANCIAL CORPORATION

     Pioneer Financial Corporation (herein "Corporation"), a Kentucky corporation, was organized in 1994 as a thrift holding company. On December 20, 1994, the stockholders of Pioneer Federal Savings Bank (herein "Pioneer Federal" or "Bank") approved an agreement and Plan of Reorganization dated October 31, 1994, whereby the Bank became a wholly-owned subsidiary of Pioneer Financial Corporation. In accordance with the Reorganization Plan, the stockholders of the Bank exchanged their shares of common stock on a one for one basis for common shares in Pioneer Financial Corporation. Pioneer Federal is the main asset of Pioneer Financial, and the consolidated financial statements of the Corporation and of the Bank are attached hereto.

     Pioneer Federal Savings Bank, with assets of more than $74.4 million at September 30, 1996, is the larger of the two thrift institutions in Winchester, Kentucky. Pioneer Federal is a federally chartered stock savings bank which conducts business from its corporate headquarters and home office in Winchester, Clark County, Kentucky, and branch banking offices in Winchester and in Stanton, Powell County, Kentucky. Pioneer Federal was chartered in 1885 by the Commonwealth of Kentucky as the Winchester Building and Savings Association. In 1985, Pioneer Federal obtained a federal mutual savings bank charter and changed its name to Pioneer Federal Savings Bank. As of June 30, 1987, Pioneer Federal completed its conversion from a federal mutual to a federal stock savings bank. The Bank is a member of the Federal Home Loan Bank System, and its deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC").

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Pioneer Financial Corporation has no significant assets other than the outstanding capital stock of the Bank. The principal business of Pioneer Financial Corporation is operating the Bank. Pioneer Federal is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with other borrowings and funds, to make residential mortgage loans, commercial real estate loans, consumer loans (including automobile and personal loans), and other investments.

     The executive offices of the Corporation are located at 25 East Hickman Street, Winchester, Kentucky 40391, and its telephone number is (606) 744-3972.

     The principal sources of funds for the Bank's lending activities are deposits received from the general public, proceeds from the sale of loans, principal repayments on loans, mortgage-backed securities and other investments, as well as funds provided by operations. Another source of funding available to the Bank is advances from the Federal Home Loan Bank of Cincinnati ("FHLB of Cincinnati"). The Bank's primary sources of income are interest on loans, interest on mortgage-backed securities, interest and dividends on investment securities, commission income and fees charged in connection with its lending and deposit activities and services. Its principal expenses are interest paid on deposits and personnel costs incurred in the operations of the Bank's offices.

     Pioneer Federal has a wholly-owned subsidiary, Pioneer Service Corporation, which was formed for the purpose of holding stock in Intrieve, Incorporated. Intrieve provides on line computer processing and inquiry service for Pioneer Federal and numerous other thrift institutions in the region. Pioneer Federal invested $16,000 in the stock of Pioneer Service Corporation, which is carried on its books at cost.

     The executive offices of the Bank are located at 25 East Hickman Street, Winchester, Kentucky 40391, and its telephone number is (606) 744-3972.

MARKET AREA

     The Bank's primary market area consists of Clark and Powell Counties, Kentucky which have populations of 30,000 and 12,000 respectively. This area is primarily rural with a large amount of agri-business. The primary lending concentration is in the Bank's market area, an area mainly comprised of the cities of Winchester and Stanton. Historically, the economy in the Bank's market area has been dependent on agriculture, agriculture related industries and manufacturing. The largest employers in the market area are East Kentucky Power and the Clark County Board of Education.

     Economic growth in the Bank's market area remains dependent upon the local economy. In addition, the deposit and loan activity of the Bank is significantly affected by economic conditions in its market area.

LENDING ACTIVITIES

     Generally, federally chartered thrift institutions may invest up to 10% of assets in secured or unsecured non-real estate loans for commercial, corporate, business or agricultural purposes, up to 30% of assets in consumer loans and up to 10% of assets in tangible personal property in order to engage in equipment leasing. In addition, commercial real estate loans are not required to be secured by first liens.

     Under FIRREA, the aggregate amount of non-residential real estate loans which a federal savings institution may make may not exceed 400% of the institution's capital as determined under the capital standards mandated by FIRREA. Previously, such loans were permitted up to 40% of a savings institution's assets. On September 30, 1996, the Bank was permitted to make non-residential real estate loans aggregating approximately $34 million.

     Geographic Lending Area. All real estate mortgage loans originated by Pioneer Federal are secured by real estate located within an 85 mile radius of Winchester, Kentucky. The Bank has concentrated its lending activity in the Clark and Powell Counties area. Within limits, the Bank may originate and purchase participation or whole loans secured by real estate located in other parts of the United States.

     General. The principal lending activity of Pioneer Federal historically has been the origination of single family conventional loans (i.e., loans that are neither insured nor partially guaranteed by governmental agencies). Second mortgage loans, construction loans, loans on agricultural property, loans on multi-family dwellings, and commercial real estate loans are also offered by the Bank. The vast majority of the Bank's real estate loans are made on existing property. A limited number of construction loans have been made. The Bank is not engaged in real estate development activities.

     Real Estate Loans. The loan-to-value ratio, maturity and other provisions of the loans made by Pioneer Federal generally reflect the Bank's policy of making the maximum loan permissible consistent with applicable regulations, sound lending practices, market conditions and the Bank's underwriting standards.

     Historically, Pioneer Federal made long-term real estate loans with fixed rates of interest. Beginning in 1980, Pioneer Federal diversified its loan portfolio by offering adjustable rate loans and short-term fixed rate loans with a balloon payment. Adjustable rate loans are those in which the interest rate may change during the term of the loan. Adjustable rate loans and shorter term, fixed-rate loans allow the average yield received by the Bank on its total loan portfolio to more closely reflect prevailing interest rates, so as to keep pace with changes in interest rates paid on savings accounts. Most fixed rate loans that are offered and retained by the Bank are secured by one-to-four family owner-occupied dwellings for terms of no more than 30 years with rates fixed up to 5 years. The Bank uses the secondary market for the purpose of offering long-term fixed rate loans to its customers, while retaining the servicing of these loans. These types of loans are normally pre-sold to the Federal Home Loan Mortgage Corporation (FHLMC).

     Pioneer Federal does not have a minimum loan amount requirement for its real property loans. Due to the cost of underwriting and originating a loan, however, the Bank charges a minimum origination fee for all mortgage loans. See "Loan Origination and Other Fees" on page 10.

     All improved real estate which serves as security for a loan from the Bank must be insured in an amount acceptable to the Bank against fire, extended coverage, vandalism, malicious mischief and other hazards. Each such policy contains a standard mortgage clause in favor of the Bank. Where applicable, flood insurance is also required. Such insurance must be maintained in an amount not less than the Bank's insurable interest in the security. Borrowers of loans exceeding 80% of the value of the property given as collateral are required to have private mortgage insurance in favor of the Bank with a company acceptable to the Bank.

     Residential Real Estate Loans. The Bank extends loans secured by liens on residential real estate in an amount up to 80% (without private mortgage insurance) or 95% (with private mortgage insurance) of the appraised value or sales price of the security, whichever is less. The maximum term of any loan on a one-to-four family dwelling is 30 years. The maximum loan amount as a percentage of value and term for multi-family properties is handled on a case-by-case basis. The maximum term for loans on multi-family property is 30 years.

     Generally, second mortgages are taken by the Bank for single-family residences which have an existing first mortgage held by the Bank. Many second mortgages are for home improvement purposes. More and more frequently, in large part due to current tax laws, the Bank takes a second mortgage on residential real property in cases where the residential collateral would not be strictly necessary. These loans are classified as consumer loans rather than as real estate loans as is consistent with federal regulations. This is described in a separate paragraph.

     Pioneer Federal has a small number of VA-guaranteed and FHA- approved loans in its loan portfolio. The Bank has the necessary approvals to originate VA and FHA loans in any county in the State of Kentucky. The Bank's current policy is to sell any VA or FHA loan which it originates.

     Construction Loans. Pioneer Federal offers construction loans (loans for the temporary financing of real estate under construction) to individuals and building contractors for building projects, generally homes and small office or commercial buildings. Most construction loans are made for terms less than 12 months, have fixed rates of interest and provide for periodic disbursement of loan funds based on receipts submitted by the builder during construction and periodic site inspections by Bank personnel. These loans are primarily refinanced to permanent loans when construction is completed. The application process is identical to that required for mortgage loans. Additionally, however, these borrowers are required to submit the lot or land location, the name of the builder, copies of plans, specifications, and building cost estimates, which are used by the Bank in determining the lending value of the subject property. Construction loans are generally made for a single building although small project, multi-building loans are occasionally made.

     Construction loans may be secured by collateral other than or in addition to the real estate under construction (e.g. other real estate or assignments of other types). These loans are classified by the Bank as either real estate loans (in the case of a first lien mortgage) or consumer loans (in the case of a second lien mortgage or an assignment of another type where the value of the real estate is not the primary collateral). Pioneer Federal generally makes construction loans only in those instances where it expects to have the permanent loan on the property. At September 30, 1996, Pioneer Federal had 14 construction loans outstanding, in the total amount of $1,808,092. All of these loans were for single-family residences.

     Commercial Loans. The Bank offers loans secured by income-producing real estate, primarily small office buildings, restaurants, and retail complexes. Depending on the collateral taken for the loan, the Bank has, in the past, classified loans which are secured by income-producing real estate as either real estate loans or a type of consumer loan (e.g., second lien mortgage loan or assignment loan). Most of the loans secured by mortgages on commercial real estate have terms of 10 to 25 years, with interest adjustable annually. These mortgage loans are limited to 75% of the value of the real estate, unless the borrower would qualify for an unsecured loan, in which case a greater loan value (up to 85%) may be approved. Under FIRREA, the Bank is permitted to make non-residential real estate loans up to 400% of capital; non-residential real estate loans in excess of such amount must be approved by the Director of the Office of Thrift Supervision (OTS).

     Consumer and Other Loans. Federal regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 30% of the institution's assets. Though federal thrift institutions have lending authority above the 30% category for certain consumer loans, Pioneer Federal's policy is to limit its investment in consumer loans to 20% of its assets. This limit has never been reached. The Bank makes both secured and unsecured consumer loans. A loan may be secured by a lien on real estate but still be classified as a consumer or other loan rather than as a real estate loan in accordance with federal regulations.

     The Bank is active in the origination of secured consumer loans for automobiles, home improvements and other purposes with a variety of collateral including automobiles, livestock and equipment. Pioneer Federal offers unsecured consumer loans only to customers with whom Pioneer has had experience. Consumer loans are approved by the President or Treasurer and any one of the following:
Loan Officer or Branch Manager of the Bank.

LOAN SOLICITATION AND PROCESSING

     The Bank actively solicits mortgage loan applications from existing customers, customer referrals, and persons making telephone calls and visits to its offices. Applications are not taken over the telephone although in some instances a combination of verbal (by telephone) and written (by mail) applications are received. Upon receipt of a loan application from a prospective borrower, a credit report and verifications of employment and income are obtained. An appraisal of the real estate intended to secure the proposed loan is made by outside appraisers, all of whom have been approved by the Board of Directors. At September 30, 1996 staff appraisers are not being used, but staff appraisers are making periodic construction inspections and completion certification inspections. Approved outside appraisers are used for all loans to employees. Appraisals are prepared in accordance with regulatory guidelines and follow accepted and established appraisal practices as reflected by nationally recognized professional appraisal organizations. All appraisals include a physical inspection of the property.

     All loan applicants are required to meet specified debt-to-income and stable employment requirements, and possess an acceptable credit history. Loan applications are presented to the Loan Committee for approval. All loan applications for loans over $200,000 are presented to the Executive Committee of the Board of Directors or to the full Board of Directors for approval. Applicants are promptly notified of approval of a loan application. Written notice of adverse action is provided as required by current regulations.

     Loan Portfolio Composition. The following table sets forth selected data relating to the composition of the Bank's loan portfolio by type of loan as of the dates indicated.

                                                At September 30,
                                            ------------------------
                                          1996                  1995
                                          ----                  ----
                                   Amount     Percent      Amount     Percent
                                   ------     -------      ------     -------
Type of Loans:                               (Dollars In Thousands)
-----------------------------
REAL ESTATE:
One-to-four family residential    $21,253        58.63%     $20,069     60.01%
Multi-family and commercial         3,641        10.05%       3,265      9.76%
Agricultural                          565         1.56%         789      2.36%
Construction                        1,808         4.99%       2,055      6.14%

CONSUMER:
Commercial                          3,283         9.06%       2,219      6.64%
Loans secured by deposits           1,048         2.89%         973      2.91%
Home equity                         1,663         4.59%       1,175      3.51%
Other secured                       2,711         7.48%       2,687      8.03%
Unsecured                             271         0.75%         212      0.64%
                                  -------       ------      -------    ------
Total loans receivable             36,243       100.00%      33,444    100.00%
                                                ======                 ======
LESS:
Loans in process                     (403)                     (865)
Provisions for loan losses           (382)                     (352)
Deferred loan origination fees       (211)                     (201)
                                    -----                      ----
Loans, receivable net             $35,247                   $32,026
                                  =======                   =======



     Loan Maturity Schedule. The following table sets forth certain information as of September 30, 1996 (the end of the most recent audit year reported) regarding the dollar amount (in thousands of dollars) of loans maturing in the Bank's portfolio based on contractual terms to maturity for both fixed-rate and variable-rate instruments.


                                                 Multi
                                                Family
                                              Agricultural
                               1-4 Family         and
                              Residential     Commercial     Construction   Consumer      Total
                              -----------     ------------   ------------   --------      -----
                                                   (In Thousands)
Non-performing                 $      91     $        114    $          3   $     15     $   223
                              ----------     ------------    ------------   --------     -------
Amounts Due:
  Within 3 months                    173                            1,805      1,109       3,087
  3 months to 1 year                 169                4                      2,145       2,318
                              ----------     ------------    ------------   --------     -------
  Total due within one year          342                4           1,805      3,254       5,405
                              ----------     ------------    ------------   --------     -------
After 1 year:
  1 to 3 years                       313               16                      1,005       1,334
  3 to 5 years                       852              300                      2,923       4,075
  5 to 10 years                    2,988              884                        930       4,802
  10 to 20 years                   9,153            2,072                                 11,225
  Over 20 year                     7,513              816                        849       9,178
                              ----------     ------------    ------------   --------     -------
Total due after one year          20,819            4,088               0      5,707      30,614
                              ----------     ------------    ------------   --------     -------
Total amount due                 $21,252           $4,206          $1,808     $8,976     $36,242
                              ==========     ============    ============   ========     =======

Less:
Loans in process                                                                            (403)
Provision for loan losses                                                                   (382)
Deferred origination fees                                                                   (210)
                                                                                         -------
       Loans receivable, net                                                             $35,247
                                                                                         =======


     The following table sets forth the dollar amount (in thousands of dollars) of all loans due after one year from September 30, 1996 (the end of the most recent audit year reported) which have predetermined (or fixed) interest rates and which have floating or adjustable interest rates. Loans which are contractually due within one year after September 30, 1996 are not included in this table.

                                                        Floating or
                                        Fixed Rates  Adjustable Rates    Total
                                        -----------  ----------------   --------
                                                      (In Thousands)

One-to-four family residential              $ 7,578           $13,241    $20,819

Multi-family, agricultural and                1,049             3,039      4,088
commercial

Consumer                                      3,484             2,223      5,707

Construction                                      0                 0          0
                                          ---------     -------------   --------

                                            $12,111           $18,503    $30,614

                                          =========     =============   ========

     Interest rates on adjustable-rate loans are adjusted according to one of four indices: the National Average Contract Interest Rate for Purchase of Previously Occupied Homes, the National Average Cost of Funds to SAIF-Insured Institutions, the weekly average yield on U.S. Treasury bills adjusted to a constant maturity of one year, and the Prime Rate published in the Wall Street Journal. Adjustments on loans are made in accordance with federal regulations. Maximum and minimum interest rates ("ceilings" and "floors") vary as do the amounts by which rates can change at any one time ("caps").

     Loan Purchases and Sales. Historically, Pioneer Federal was primarily a portfolio lender. The secondary market, however, has provided Pioneer Federal with a method by which to offer long term, fixed rate mortgages to its customers without incurring additional interest rate risk. Since the Spring of 1986, the Bank has utilized the secondary market to meet its customers' needs and manage the interest rate risk of the Bank.

     The Bank uses standard FHLMC/FNMA loan documents on all first mortgage residential loans to enable the Bank to make sales in the secondary market when market conditions warrant. Pioneer Federal retains the servicing of nearly all of its loans sold in the secondary market, and collects servicing fees. The fees received from this activity are included in "loan and other service fees, net" in the financial statements incorporated by reference in this filing. See "Loan Origination and Other Fees" below.

     Loan Commitments. Commitments for approved mortgage loans are made orally or in writing. Loan commitments are made for permanent financing of property under construction, and such commitments are usually outstanding for a period of six to twelve months prior to the closing of the loan. Pioneer exercises virtually all commitments it issues. As of September 30, 1996 Pioneer Federal had $2.3 million in loans approved but not closed; none of these were evidenced by written commitments. The Bank anticipated selling $1.2 million of the loans approved but not closed. As of September 30, 1996 Pioneer Federal had no formal commitments to sell loans.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees. Loan fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower for origination of the loan. Beginning in fiscal 1988, under FASB #91, loan origination fees are recognized as an adjustment of the loan's yield over the life of the loan by the interest method to the extent that they exceed costs incurred in the origination of the loan.

     Pioneer Federal's loan origination fees are charged according to amount, term, loan-to-value, type of loan and market conditions on conventional residential mortgages and commercial real estate loans. The total amount of deferred loan fees at September 30, 1996 was $210,000. Any deferred loan fees not previously accounted for are recognized as income at the time the loan is sold or paid off.

     Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and with competitive conditions in mortgage markets, which in turn respond to the demand for and availability of money. The Bank has experienced a decrease in loan fee income during periods of rising interest rates due to the resulting lack of demand for mortgage loans.

     The Bank receives other fees and charges relating to existing loans, which include late charges, fees collected in connection with a change in borrower or other loan modifications, and servicing fees for loans collected for others. These fees and charges have not constituted a material source of income in the past. Loan service fees as a percentage of net interest income were 6.5%, 6.0% and 5.3% for fiscal 1996, 1995, and 1994, respectively.

     Asset Classification, Allowance for Losses and Non-Performing Assets. Pioneer Federal's collection procedures provide that when a loan is 30 or more days delinquent the borrower is contacted by mail and payment is requested (in cases of past delinquent history the borrower is contacted prior to being 30 days delinquent). If the delinquency continues, further efforts are made to contact the borrower and resolve the problem. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 90 days or more, the Bank may initiate foreclosure proceedings. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as "real estate held for resale" until such time as it is sold or otherwise disposed of by the Bank.

     Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. Pioneer Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At September 30, 1996, Pioneer Federal had loans designated special mention of $1,204,000 and classified assets consisting of loans classified as substandard of $284,000, none as doubtful and $18,000 as loss.

     Management will continue to actively monitor Pioneer Federal's asset quality and will establish loan loss reserves and will charge off loans and properties acquired in settlement of loans against the allowances for losses on such loans and such properties when appropriate, and will provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowances for losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     Pioneer Federal's methodology for establishing the allowances for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of Pioneer Federal's assets and evaluates the need to establish allowances on the basis of these reviews. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in Pioneer Federal's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-offs and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and economic conditions generally. Allowances will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession, Pioneer Federal would transfer the property to real estate acquired in settlement of loans at the lower of cost or fair value. Any portion of the outstanding loan balance in excess of fair value would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded. Any losses realized on sale would be charged to the allowance for loan losses on real estate acquired through foreclosure. Historically, management has emphasized the Bank's loss experience over other factors in establishing a provision for loan losses.

     In December 1993 the banking regulatory agencies, including the OTS, adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified as substandard; and (iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming twelve months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     The following table sets forth an analysis of the Bank's allowance for possible losses for the periods indicated.

                                                At or For the Year
                                                Ended September 30,

                                                 1996        1995
                                               --------    --------
                                              (Dollars In Thousands)

Total loans outstanding                         $36,243     $33,444
                                                =======     =======
Average loans outstanding                       $33,358     $31,622
                                                =======     =======

Allowance balance (at beginning of period)      $   352     $   348

Provision (credit):
 Residential                                         57          19
 Consumer
Net Charge-offs (recoveries):
 Residential                                         31           7
 Consumer                                            (4)          8
                                                -------     -------
Allowance balance (at end of period)            $   382     $   352
                                                =======     =======
Allowance for loan losses as a percent
 of total loans outstanding                        1.05%       1.05%

Net loans charged off as a percent of
 average loans outstanding                         0.08%       0.05%


     The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                          At September 30,

                                            1996                    1995
                                           -----                    -----
                                                Percent of               Percent of
                                                 Loans to                 Loans to
                                       Amount  Total Loans     Amount   Total Loans
                                       ------  -----------     ------   -----------
At end of period allocated to:                      (Dollars In Thousands)


Real estate mortgage:
     One-to-four-family residential      $224       58.63%      $212         60.01%
     Multi-family and commercial           38       10.05%        34          9.76%
     Agricultural                           6        1.56%         8          2.36%
     Construction (1)                      19        4.99%        22          6.14%
     Consumer (2)                          95       24.77%        76         21.73%
                                       ------      ------    -------       --------
Total allowance for loan losses          $382      100.00%      $353        100.00%
                                       ======      =======   =======       ========

(1) Includes $2,500 specific reserve attributable to a particular loan and not available for other loan losses.
(2) Includes $15,500 specific reserve attributable to particular loans and not available for other loan losses.

     Numerous financial institutions throughout the United States have incurred losses in recent years due to significant increases in loss provisions and charge-offs resulting largely from higher levels of loan delinquencies and foreclosures. Depressed real estate market conditions have adversely affected the economies of various regions and have had a severe impact on the financial condition and businesses of many of the financial institutions doing business in these areas. Considerable uncertainty exists as to the future improvement or deterioration of the real estate markets in these regions, or of its ultimate impact on these financial institutions.

     As a result of declines in real estate market values and significant losses experienced by many financial institutions, there has been a greater level of scrutiny undertaken by regulatory authorities of the loan portfolios of financial institutions as part of examinations of such institutions by the FDIC, OTS or other federal or state regulators. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate acquired in settlement of such loans. While management believes Pioneer Federal has established its existing loan loss allowances in accordance with generally accepted accounting principles, there can be no assurances that regulators, in reviewing Pioneer Federal's assets, will not make Pioneer Federal increase its loan loss allowance, thereby negatively affecting Pioneer Federal's reported financial condition and results of operations.

     The following table sets forth information with respect to the Bank's non-performing assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

                                                                                    At September 30,
                                                                                   1996         1995
                                                                                ----------   ----------
                                                                                (Dollars In Thousands)
Loans accounted for on a non-accrual basis (1):
 Residential                                                                         $   3        $  23
 Consumer                                                                               15           18
                                                                                   -------      -------
Total                                                                                   18           41
                                                                                   -------      -------
Accruing loans which are contractually past due 90 days or more (2):
Mortgage loans:
 Permanent loans secured by 1-to-4 family dwelling units                                91          151
 Construction                                                                            0            0
 All other mortgage loans                                                              114            0

Consumer
                                                                                   -------      -------
Total                                                                                  205          151
                                                                                   -------      -------
Total non-accrual and accrual loans                                                    223          192

Real estate owned (3)
                                                                                   -------      -------
Total non-performing assets                                                          $ 223        $ 192
                                                                                   =======      =======

Total non-performing loans to loans                                                   0.62%        0.57%
Total non-performing loans to total assets                                            0.30%        0.24%
Total non-performing assets to total assets                                           0.30%        0.24%


(1) Non-accrual status denotes loans which management believes may have defined weaknesses whereby accrued interest is inadequatel y protected by the current net worth and paying capacity of the obligor, or of the collateral pledged.

(2) Loans more than 90 days past due will continue to accrue interest when there is no well-defined weakness in the loan regarding net worth and paying capacity of the obligor or of the collateral pledged which would cause management to believe that interest accrued will be uncollectible.

(3) Other non-performing assets represent property acquired by the Bank through foreclosure, or repossession. This property is carried at the lower of its fair market value or the carrying value of the related loan.

NON-ACCRUAL LOANS:

   Non-accrual loans at September 30, 1996 consist of one fixed-rate construction loan on residential property classified as loss and three fixed-rate consumer loans classified as loss. The Savings Bank had no other non-performing assets as of September 30, 1996.

INVESTMENT ACTIVITIES

   Income from investment in securities provides the second largest source of income for Pioneer Federal after interest on loans. Pioneer Federal is required under federal regulations to maintain a minimum amount of liquid assets (which may be invested in specified short-term securities) and is also permitted to make certain other investments. The balance of investments in excess of regulatory requirements are in a variety of instruments including short-term instruments (such as Municipal Bonds, Federal Home Loan Bank Bonds and Certificates of Deposit) and longer-term, higher rate instruments (such as mortgage-backed securities). Investment decisions are made by authorized officers of the Bank.

   The Bank invests in investment securities in order to diversify its assets, manage cash flow, obtain yield and maintain the minimum levels of liquid assets required by regulatory authorities. Such investments generally include purchases of mortgage-backed securities, federal government and agency securities and qualified deposits in other financial institutions.

   At September 30, 1996, the Bank's investment securities totaled $31.6 million, of which $25.2 million were invested in mortgage-backed securities primarily issued by Government agencies. These types of investments are interest rate sensitive, and in addition, are subject to prepayment risk. Prepayment risk is the risk that the principal of the security will be prepaid in advance of the normal maturity, and any remaining premium or discount incurred from the purchase of the investment could have a negative impact on the yield earned on those investments.

   It is management's intention, and Pioneer Federal has the ability, to hold the majority of its investment security portfolio to maturity. In accordance with SFAS No. 115, effective October 1, 1995, the Bank began classifying securities as either held to maturity, available for sale, or available for trade. Securities classified as held to maturity are carried at their amortized cost. Securities classified as trading securities are carried at fair value with any unrealized gain or loss included in net income. Securities classified as available for sale are carried at fair value, with the net unrealized gain or loss carried as a separate component of stockholders' equity. At September 30, 1996, the unrealized holding gains of $39,092, less the applicable deferred tax of $13,291, is included as a separate component of stockholders' equity pursuant to SFAS No. 115. The balance of investment securities are classified as held to maturity, which are being held at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security using the level yield method. For further information, see Note 2 of Notes to Consolidated Financial Statements (page 32 of Exhibit 13 here to).

   The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                              At September 30,
                                           ----------------------
                                              1996        1995
                                           ---------   ---------

                                           (Dollars In Thousands)
Investment securities available-for-sale:
 Mortgage-backed securities                   $ 3,076     $ 3,283
 SBA Pools                                      4,525       2,186
                                            ---------   ---------
Total                                           7,601       5,469
                                            ---------   ---------
Investment securities held-to-maturity:
 Mortgage-backed securities                    22,147      27,310
 U.S. Government and federal agencies             500       5,043
 Federal Home Loan Bank of Cincinnati,
  capital stock                                   509         537
 Municipal bonds                                  817         317
                                            ---------   ---------
Total                                          23,973      33,207
                                            ---------   ---------
Total investment securities                   $31,574     $38,676
                                            =========   =========


The following table sets forth the scheduled maturities, carrying values, market value and average yields for the Bank's investment portfolio at September 30, 1996.


                  -One Year or Less-   -One to Five Years-     -Five to 10 Years-  -More than 10 Years-  -Total Investments-
                   Carrying  Average   Carrying     Average    Carrying   Average   Carrying  Average     Carrying  Market  Average
                    Value     Yield     Value        Yield      Value      Yield     Value     Yield       Value     Value   Yield
                   -------   -------   -------     ---------   -------   --------   -------   -------     -------   ------  -------
Securities
Available-for-Sale                                         (Dollars in Thousand)

Mortgage-backed    $    0     0.00%    $    0          0.00%   $    0      0.00%    $ 4,525     7.39%     $ 4,525   $ 4,525    7.39%
 securities
SBA Pools               0     0.00%         0          0.00%        0      0.00%      3,076     6.78%       3,076     3,076    6.78%
                  -------   ------    -------      ---------  -------   -------     -------   ------      -------    ------   ------
  Total                 0     0.00%         0          0.00%        0      0.00%      7,601     7.14%       7,601     7,601    7.14%
                  -------   ------    -------      ---------  -------   -------     -------   ------      -------    ------   ------

Securities
Held-to-Maturity:

Mortgage-backed     1,235     6.78%     8,512          6.26%    1,204      8.97%     11,196     6.78%      22,147    21,695    6.70%
 securities
U.S. Govt. and          0     0.00%       500          6.56%        0      0.00%          0     0.00%         500       498    6.56%
 federal agencies
FHLB Stock              0     0.00%         0          0.00%        0      0.00%        509     7.16%         509       509    7.16%
Municipal bonds       100     5.20%       599          5.24%        0      0.00%        118     6.20%         817       818    5.37%
                  -------   ------    -------      ---------  -------   -------     -------   ------      -------    ------   ------
  Total             1,335     6.66%     9,611          6.21%    1,204      8.97%     11,823     6.79%      23,973    23,520    6.66%
                  -------   ------    -------      ---------  -------   -------     -------   ------      -------    ------   ------
Total Investment   $1,335     6.66%    $9,611          6.21%   $1,204      8.97%    $19,424     6.93%     $31,575   $31,121    6.78%
  Securities      =======   ======    =======      =========  =======   =======     =======   ======      =======    ======   ======


     Pioneer Federal is a member of the Federal Home Loan Bank System. As a member of the System it is required to maintain an investment in capital stock of the Federal Home Loan Bank. No ready market exists for such stock and it has no quoted market value. For disclosure purposes, such stock is assumed to have a market value which is equal to cost, which amounted to $508,800 at September 30, 1996.

SOURCES OF FUNDS

     Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, Pioneer Federal derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the Federal Home Loan Bank may be used on a short-term basis to compensate for a reduction in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

     Deposits.    Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including NOW accounts, passbooks, certificates of deposit and retirement savings plans. The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition.

     Pioneer Federal's policies are designed primarily to attract deposits from local residents through Pioneer Federal's branch network rather than from outside Pioneer Federal's market area. Pioneer Federal does not accept deposits from brokers due to their rate sensitivity. Pioneer Federal's interest rates, maturities, service fees and withdrawal penalties on deposits are established by management on a periodic basis. Management determines deposit interest rates and maturities based on Pioneer Federal's liquidity requirements, the rates paid by Pioneer Federal's competitors, Pioneer Federal's growth goals and applicable regulatory restrictions and requirements.

     Savings deposits in Pioneer Federal Savings Bank as of September 30,
1996, were   represented by the various types of savings programs described below.


                                                                          Minimum   Balance as of   Percentage
                                                              Interest    Balance   September 30,    of Total
Category                                           Term        Rate(1)    Amount      1996 (2)       Deposits
---------------------------------               ----------    --------    -------   -------------   ---------
NOW Accounts                                           None      1.98%         300        $ 14,008        21.77%
Regular Savings                                        None      2.94%         100           9,758        15.16%
Money Market Accounts                                  None      2.93%       2,500           1,912         2.97%

Certificated of Deposit:
Fixed Term, Fixed Rate                            7-31 days      4.00%       *                  10         0.02%
Fixed Term, Fixed Rate                            91 days        4.08%       1,000             413         0.64%
Fixed Term, Fixed Rate                            6 month        4.42%       1,000           4,231         6.61%
Fixed Term, Fixed Rate                            6 month        4.39%       1,000           2,286         3.55%
Fixed Term, Fixed Rate                            12 months      4.96%         500           7,803        12.12%
Fixed Term, Fixed Rate                            12 months      4.88%         500             276         0.43%
Fixed Term, Fixed Rate                            12 months      4.50%       *                   2         0.01%
IRA, Fixed Term, Fixed Rate                       18 months      5.80%         100           1,861         2.89%
IRA, Fixed Term, Variable Rate                    18 months      5.60%         100           3,596         5.59%
Fixed Term, Fixed Rate                            18 months      5.31%       1,000           7,826        12.16%
Fixed Term, Fixed Rate                            24 months      5.41%       1,000           5,310         8.25%
Fixed Term, Fixed Rate                            30 months      5.50%       *                  32         0.05%
Fixed Term, Fixed Rate                            36 months      5.66%       1,000           2,866         4.45%
Fixed Term, Fixed Rate                            48 months      4.82%       *                  27         0.04%
Fixed Term, Fixed Rate                            60 months      5.14%       5,000           1,990         3.09%
Fixed Term, Fixed Rate                            72 months      5.77%       *                 128         0.20%
                                                                                     -------------     ---------
                                                                                          $ 64,335       100.00%
                                                                                     =============     =========

(1) Represents weighted average interest rates
(2) In thousands
*   This type of certificate was no longer offered at September 30, 1996

     The following is a description of the types of accounts offered by the Bank.

     PASSBOOK ACCOUNTS. A minimum deposit of $100 is required to open a Passbook savings account. If the balance falls below $100 a maintenance fee of $3.00 per month is charged (excluding minors' accounts). This account allows for unlimited deposits and three withdrawals per month. If more than nine withdrawals are requested per quarter, a $2 per withdrawal fee is collected. A dormant charge of $5 per quarter is assessed if there has been no activity on the account for 2 years and the balance is under $500 at quarter end. Simple interest is credited quarterly and is calculated from the date of funds being deposited to the date of withdrawal.

     NOW ACCOUNTS. NOW accounts are checking accounts. Pioneer offers four types of NOW accounts. The SETTLERS account allows up to 50 checks to be written monthly without charge; after that there is a 20 cent charge for each check written. A monthly service fee is not charged if a minimum balance of $300 is maintained; if the account drops below $300 a $5 per month maintenance fee is charged. The SETTLERS account is a non-interest bearing account. The PIONEER account allows unlimited checking. This account pays money market rates when a minimum balance of $1000 is maintained. If the balance drops below $1000 a $7.50 per month maintenance fee is charged. The FOUNDERS account is for customers over age 55. This account pays interest if a balance of $1000 or greater is maintained. A monthly service charge of $3 is assessed if the balance falls below $100. The FOUNDERS account allows unlimited checking. The WINCHESTER account is for non-profit community organizations. This account allows unlimited checking and pays interest when a minimum balance of $1000 is maintained. If the balance falls below $100, a $3 monthly maintenance fee is charged.

     MONEY MARKET DEPOSIT ACCOUNTS ("MMDAS"). The Garn Act authorized, in late 1982, a new type of money market deposit account intended to have rates that are competitive with money market rates. In accordance with regulatory limitations, the main features of the Bank's MMDA include the following: (1) $2,500 minimum balance (interest reverts to the NOW account rate when the account balance drops below the minimum balance requirement, with $7.50 monthly maintenance fee if balance falls below $1000); (2) no limit on the rate the Bank may pay on the account; (3) six preauthorized or automatic third party transfers in an amount in excess of $500 are permitted, three of which may be by check, with $2.00 per withdrawal over six; (4) no restrictions on the size and frequency of withdrawals by mail or in person; (5) no restriction on additional deposits to the account; and (6) no minimum maturity or early withdrawal penalty.

     INDIVIDUAL RETIREMENT ACCOUNTS ("IRAS"). The Bank offers tax-deferred Individual Retirement Accounts. Pioneer Federal offers certificates established solely for IRA accounts which have a maturity of 18 months.

     The Bank currently offers IRAs which have both fixed and floating interest rates.

     CERTIFICATES OF DEPOSIT ("CDS"). Pioneer Federal offers certificates of deposit with terms ranging from three months to five years. The required minimum investment varies with the different terms of the certificates. Interest on the certificates is simple interest, payable monthly, quarterly, or at maturity. The interest rates on these certificates are set weekly by the Bank and are fixed for the term of the certificate.

     The following table indicates the amount (in thousands) of the certificates of deposit of $100,000 or more by time remaining until maturity at September 30, 1996.

     Three months or less:                   $  940
     More than three through six months:      1,218
     More than six through twelve months:     1,452
     Over twelve months:                      2,455
                                             ------
                                             $6,065
                                             ======

     The following table sets forth the average balances and interest rates based on month-end balances for demand deposits, passbook savings and time deposits as of the dates indicated.

                                                Year Ended September 30,
                                           1996                        1995
                                         Average  Average   Average  Average
                                         Balance    Rate    Balance    Rate
                                         -------  -------   -------  -------
                                                (Dollars in Thousands)
Deposit Category:

Demand Accounts (1)                       $18,783     2.93%  $18,398     2.15%
Passbook Accounts                           9,838     2.20%   10,705     2.87%
Certificates                               39,497     5.37%   38,691     4.88%
                                          -------   -------  -------   -------
                                          $68,118     4.13%  $67,794     3.79%
                                          =======   =======  =======   =======

(1) Non-interest bearing deposits are not in excess of 10% of total deposits.


BORROWINGS

     Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are secured by a portion of the Bank's mortgage loans.

     The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit worthiness have been met. See "Regulation of the Bank -- Federal Home Loan Bank System."

COMPETITION

     The Bank faces strong competition in the attraction of savings deposits and in the origination of real estate loans. Its most direct competition for savings deposits has historically come from commercial banks and other thrifts located in its primary lending area and Fayette County, Kentucky. The Bank faces additional significant competition for investors' funds from offerors of short-term money market securities and other corporate and government securities. The Bank's competition for real estate loans comes principally from other thrifts, commercial banks and mortgage banking companies.

     The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers. It competes for savings by offering depositors a wide variety of savings accounts, checking accounts, convenient office locations, convenient hours of operation, tax-deferred retirement accounts, and other miscellaneous services.

     The Bank considers Clark and Powell Counties, Kentucky, to be its primary market area for savings and mortgage loans. As of September 30, 1996, there were six other financial institutions located in these counties; one of the six is a thrift institution. Management believes that Pioneer Federal has good community identification in the area, and feels that local ownership of the Bank is an important factor contributing to the Bank's success. Nonetheless, the Bank competes with much larger financial institutions in Clark County and nearby Lexington, Kentucky. These competitors offer better loan rates and broader customer services than the Bank from time to time due to their size, financial resources and competitive strategy.

     The Deregulation and Garn Acts and regulations implementing these Acts significantly expanded the range of services which savings and loan associations can offer to the public. These Acts, rate deregulation and high interest rates in the early 1980's caused a dramatic increase in competition (e.g. money market mutual funds, Treasury securities, municipal bonds, etc.) for savings dollars and have increased competition with commercial banks in regard to loans, checking accounts and other types of financial services. In addition, large conglomerates and investment banking firms entered the market for financial services during the past decade. The savings public became increasingly sophisticated. Thus the Bank encountered, and may continue to encounter, increased competition in the financial services offered and Pioneer will have to be innovative and knowledgeable about its market, as well as exert effective controls over its costs, in order to remain competitive.

SUBSIDIARIES

     Pioneer Federal Savings Bank has one service corporation subsidiary, Pioneer Service Corporation ("PSC"). In August, 1978, Pioneer Federal formed PSC and purchased all of its stock for $16,000. PSC was formed by the Bank for the purpose of acquiring stock in Intrieve, Incorporated. Intrieve is a non-profit corporation based in Cincinnati, Ohio, which provides on-line computer processing and inquiry service to Pioneer Federal and other savings and loan institutions in the region. To date, PSC has conducted no business activities.

PERSONNEL

     As of September 30, 1996, the Bank had 25 full-time employees, and 11 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be good.

IMPACT OF INFLATION AND CHANGING PRICES

     The Consolidated Financial Statements, and Notes thereto, presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

ESOP LOAN

     The Bank has received the approval of the OTS for a special one time capital distribution of $250,000 to the Corporation. The Executive Committee of the Board of Directors of the Bank approved the one time capital distribution on December 12, 1996 and the distribution was made on December 13, 1996. Management's intent is to have the corporation make a $250,000 loan to the Employee Stock Ownership Plan (ESOP) Trust for the purpose of acquiring Company stock. The loan will be repaid from annual contributions made to the ESOP by the Bank.


COMPANY REGULATION

     General. The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS will have enforcement authority over the Corporation and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Corporation. The Corporation is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS and the Securities and Exchange Commission ("SEC").

     QTL Test. As a unitary savings and loan holding company, the Corporation generally will not be subject to activity restrictions, provided the Bank satisfies the QTL test (See Qualified Thrift Lender Test, page 29). If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Corporation, and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or were acquired in a supervised acquisition.

     Restrictions on Acquisitions. The Corporation must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     Federal law generally provides that no "person", acting directly or indirectly or through or in concert with one or more other persons, may acquire "control", as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such an acquisition of control may be disapproved if it is determined, among other things, that: (i) the acquisition would substantially lessen competition;
(ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interest of its depositors; or (iii) the competency, experience, or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

     The Bank Holding Company Act of 1956 ("BHCA") authorizes the Federal Reserve Board to approve an application by a bank holding company to acquire control of a savings association. Furthermore, a bank holding company that controls a savings association is authorized to merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Generally, federal savings associations can acquire or be acquired by any insured depository institution.

     Federal Securities Law. The Corporation's Common Stock is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act. The Commission maintains a web site which contains reports, proxy and information statements and other information pertaining to registrants that file electronically with the commission, including the Corporation. The web site address is as follows: (http://www.sec.gov).

BANK REGULATION

     General. As a federally chartered, SAIF-insured savings bank, Pioneer Federal is subject to regulation and examination by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

     The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they find in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law.

     Pioneer Federal must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Savings Association Insurance Fund ("SAIF") and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company and the Bank and their operations.

     Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan, or the institution is operating in an unsafe or unsound manner.

     Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The management of the Bank is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

     On September 30, 1996, H.R. 1362 was signed into law by the President. Title II of H.R. 1362 is titled the Economic Growth and Paperwork Reduction Act
of 1996 (the "Act").   Among its many provisions, the Act provides for resolving
the BIF/SAIF premium disparity. Before September 30, 1996, most insured depository institutions holding BIF-assessable deposits pay the statutory minimum of $2,000 for deposits insurance on these deposits while most insured depository institutions with SAIF-assessable deposits paid 23 basis points per $100 of these deposits for deposit insurance. The Bank paid, as of September 30, 1996, an insurance premium to the FDIC equal to 0.23% of its total deposits.

     The BIF/SAIF legislation provides for a one-time assessment to recapitalize the SAIF. The assessment will be based upon the amount of SAIF-assessable deposits held by an institution as of March 31, 1995 (with certain exceptions). The assessment is effective on September 30, 1996 and is payable on November 27, 1996.

     The BIF/SAIF legislation does not specify an actual assessment but states that the total assessment will be equal to the amount necessary to recapitalize the SAIF as of October 1, 1996. A recent report of the America's Community Bankers estimated the assessment at approximately 65.7 basis points per $100 of SAIF-assessable deposits as of March 31, 1995. The BIF/SAIF legislation provides that the amount of the special assessment is deductible under Section 162 of the Internal Revenue Code (the "Code") in the year the assessment is paid. The BIF/SAIF legislation also provides section 172(f) of the Code will not apply to deductions taken under section 162 of the Code for the special assessment. The Bank estimated the amount of the assessment to be approximately $435,000 before tax benefit, and such amount was accrued on September 30, 1996.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

     Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights valued at the lower of the maximum percentage established by the OTS or the amount includable in core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and majority interests in the equity accounts of consolidated subsidiaries, and qualifying supervisory good will, less nonqualifying intangible assets.

     The OTS leverage ratio regulation establishes a core capital ratio of at least 3% for those savings associations in the strongest financial and managerial condition based on the "CAMEL" rating system currently in use by the OTS. Those savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5, will be required to maintain a ratio of core capital to adjusted total assets of 3%. All other savings associations will be required to maintain minimum core capital of at least 4% of total adjusted assets, with a maximum core capital ratio requirement of 5%. In determining the required minimum core capital ratio, the OTS would assess the quality of risk management and the level of risk in each savings association on a case-by-case basis. The OTS has not indicated the standards it will use in establishing the appropriate core capital requirement for savings associations not rated "1" under the CAMEL rating system.

     The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowances for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and other assets.

     As of September 30, 1996, the Bank had tangible, core and risk-based capital of $8.1 million, $8.1 million and $8.5 million, respectively, which amounts significantly exceed all applicable fully phased-in regulatory capital requirements of the OTS.

     OTS regulations set forth the methodology for calculating an Interest Rate Risk (IRR) component which is added to the risk-based capital requirements for OTS regulated thrift institutions. Generally, savings associations with a greater than "normal" level of interest rate exposure will be subject to a deduction from total capital for purposes of calculating their risk-based capital requirement. Specifically, interest rate exposure will be measured as the decline in net portfolio value due to a 200 basis point change in market interest rates. The IRR component to be deducted from total capital is equal to one-half the difference between an institution's measured exposure and the "normal" level of exposure (which is defined as two percent of the estimated economic value of its assets). Institutions, such as the Bank, with less than $300 million in assets and a risk-based capital ratio in excess of 12% are exempt from deducting the IRR component.

     In addition, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the OTS must revise the risk-based capital regulations to include a credit risk component and a nontraditional activities component, the purpose of which will be to increase the minimum capital requirements for savings associations with higher credit risks.

     Dividend and Other Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Corporation, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Corporation. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank's conversion. Finally, under the FDICIA, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (not meet any one of its minimum regulatory capital requirements).

     Qualified Thrift Lender Test. The Home Owner's Loan Act, as amended ("HOLA"), requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities ) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Cincinnati. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets).
Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, Federal National Mortgage Association ("FNMA"), and FHLMC as qualifying QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 1996, the Bank was in compliance with its QTL requirement with 85.73% of its assets invested in QTIs.

     A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations.)

     Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the Bank's capital, and collateral in a specified amount must usually be provided by affiliates to receive loans from the Bank. Affiliates of the Bank include the Corporation and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. The OTS has the discretion to treat subsidiaries of the savings association as affiliates on a case-by-case basis.

     The Bank's authority to extend credit to its officers, directors, and 10% stockholders as well as entities that such persons control is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amounts of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed. OTS regulations, with minor variation, apply Regulation O to savings associations.

     Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. As of September 30, 1996, the Bank's liquidity ratio was 24.81%.

     Liquid assets for purposes of this ratio include specific short term assets (e.g., cash, certain time deposits, certain banker's acceptances, and short term U.S. Government obligations), and long term assets (e.g., U.S. Government obligations of more than one and less than five years, and state agency obligations with a maximum remaining term of 24 months). The regulations governing liquidity requirements include as liquid assets: debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Bank of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC; debt securities directly hedged with a short financial future position; and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of the securities. The OTS is also authorized to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Short term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 1996, the Bank had borrowed $698,798 from the FHLB of Cincinnati to fund operations; there can be no assurances that additional borrowings will not be made in the future.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. As of September 30, 1996, the Bank had $508,800 in FHLB stock, which was in compliance with this requirement.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended September 30, 1996, dividends paid by the FHLB of Cincinnati to the Bank totaled $27,400.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. As of September 30, 1996, the Bank was in compliance with its Federal Reserve Board minimum reserve requirements.

     Savings associations have authority to borrow from the Federal Reserve Bank "discount window", but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at September 30, 1996.

FEDERAL TAXATION.

     The Company and the Bank file a consolidated tax return on a fiscal year (September 30) basis. Savings associations are subject to the provisions of the Internal Revenue Code in the same general manner as other corporations.
However, savings associations such as the Bank, which meet certain definitional tests and other conditions prescribed by the Code, may benefit from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans", which generally are loans secured by interests in real property, and nonqualifying real property loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience.
The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such actual experience (the "percentage of taxable income method"). The Bank used the percentage of taxable income method for the years ended September 30, 1995, 1994 and 1993. The Bank is expected to use the percentage of taxable income method for the year ending September 30, 1996. The Bank determines the most favorable way to calculate the deduction attributable to an addition to its bad debt reserve on an annual basis.

     Under the experience method, the bad debt deduction may be based on (i) a six-year moving average of actual losses on qualifying and non-qualifying loans or (ii) a fill-up to the institution's base year reserve amount, which is the tax bad debt reserve determined as of September 30, 1988.

    The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage of bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method.

     If an association's qualifying assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four year period. As of September 30, 1996, at least 60% of the Bank's assets were qualifying assets as defined in the Code. No assurance can be given that the Bank will meet the 60% test for subsequent tax years.

     Earnings appropriated to the Bank's bad debt reserve and claimed as a tax deduction will not be available for the payment of cash dividends or for distribution to stockholders (including distributions made on dissolution or liquidation), unless the Bank includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. As of September 30, 1996, the Bank had approximately $1.6 million of accumulated earnings for which federal income taxes have not been provided. If such amount is used for any purpose other than bad debt losses it will be subject to federal income tax at the then current rate.

     On August 20, 1996, the President signed into law the Small Business Jobs Protection Act. Included within this act were provisions repealing the percentage of taxable income method of calculating a thrift's bad debt reserve for tax purposes. This method had permitted thrift institutions, such as the Bank, who satisfied certain definitional tests and other conditions prescribed by the Internal Revenue Code, to deduct an annual addition to their bad debt reserve calculated as a percentage of taxable income. Other financial institutions generally were required to calculate their bad debt deduction based upon actual loss experience (the "experience method"). As a result of the elimination of the percentage of taxable income method, institutions that have utilized such method will be required to recapture into taxable income post-1987 reserves in excess of the reserves calculated under the experience method, over period of six years commencing in the first taxable year beginning after December 31, 1995. An institution will be able to defer recapture until up to the third taxable year after December 31, 1995 if the dollar amount of the institution's residential loan originations in each year is not less than the average dollar amount of residential loan originations originated in each of the six most recent years, disregarding the years with the highest and lowest originations during such period. For purposes of this test, residential loan originations would not include refinancings and home equity loans.

     Beginning with the first taxable year beginning after December 31, 1995, savings institutions, such as the Bank, will be treated the same as commercial banks. Institutions with $500 million or more in assets will only be able to take a tax deduction when a loan is actually charged off. Institutions with less than $500 million in assets will still be permitted to make deductible bad debt additions to reserves, but only using the experience method. The Bank has provided deferred taxes on its post-1987 additions to the bad debt reserve and, as a result, management does not expect that the recapture of the Bank's post-1987 reserves will have a material adverse effect on the Bank's operations.

     Generally, for taxable years beginning after 1986, the Code also requires most corporations, including savings associations, to utilize the accrual method of accounting for tax purposes. Further, for taxable years ending after 1986, the Code disallows 100% of a savings association's interest expense allocated to certain tax-exempt obligations acquired after August 7, 1986. Interest expense allocable to (i) tax-exempt obligations acquired after August 7, 1986 which are not subject to this rule, and (ii) tax-exempt obligations issued after 1982 but before August 8, 1986, are subject to the rule which applied prior to the Code disallowing the deductibility of 20% of the interest expense.

     The federal income tax returns of the Company and the Bank have not been examined by the IRS during the past 10 years.

STATE TAXATION

     The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. Pioneer Federal is subject to an annual Kentucky ad valorem tax. This tax is .1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended September 30, 1996, the amount of such expense for the Bank was $64,790.

     The Corporation is subject to an annual license fee on capital employed and income tax on its operations by the Commonwealth of Kentucky. The annual license fee is based on $2.10 per $1,000 of capital employed and the tax on income ranges from 4% on the first $25,000 of taxable income to 8.25% on taxable income in excess of $250,000.

ITEM 2.  PROPERTIES

     Pioneer Financial's and Pioneer Federal's main office is located at 25 East Hickman Street, Winchester, Kentucky. The building is a one story building of contemporary design constructed in 1975 and expanded in 1978. The building has 5,670 square feet, with six teller stations, one drive-in window (which serves two lanes of traffic), five private offices, a Directors' Conference Room, a kitchen, a large lobby, two restrooms, a walk-in vault, a storage room, and a tellers' work area. There are thirteen computer terminals at the main office.

     Pioneer Federal has a branch office at 17 East Pendleton Street, Stanton, Kentucky. It consists of a brick-veneer modular building, constructed in 1980. The building has 1,120 square feet, with two teller stations, one drive-in window, one large private office, a kitchen, two restrooms, and a tellers' work area. There are three computer terminals at the branch office.

     The Bank has a second branch in Winchester, Kentucky, at the corner of the Bypass, (Kentucky Highway 1958) and Fulton Road. This building is of a contemporary design, with a concrete exterior. The branch has a small kitchen, 2 restrooms, an office, conference room, safety deposit boxes and a walk-in vault. The Bypass branch has 7 computer terminals, 3 drive-in lanes and an automatic teller machine (ATM).

                            September 30,
                          1996         1995
                       -------------------------
Land, buildings and
  improvements.......  $1,637,310     $1,599,420

Furniture, fixtures
  and equipment......     720,748        705,062
                       ----------     ----------
Total, at cost.......   2,358,058      2,304,482
Less accumulated
  depreciation.......   1,182,071      1,127,070
                       ----------     ----------

                       $1,175,987     $1,177,412
                       ==========     ==========

ITEM 3.  LEGAL PROCEEDINGS

   Four shareholders combined to form East Kentucky Holdings, a general partnership, in 1994. On July 24, 1994, the Savings Bank filed a lawsuit styled Pioneer Federal Savings Bank v. Fred M. Higgins, Catherine H. Howard, Charles
-----------------------------------------------------------------------------
Lester Key, Phillip R. Perry, individually and d/b/a East Kentucky Holdings, a
------------------------------------------------------------------------------
Kentucky general partnership, (collectively, the "EKH Group") in the United
----------------------------
States District Court, Eastern District of Kentucky, Civil Action No. 94-232. The Complaint alleged that the EKH Group, acting in concert, engaged in a tender offer with respect to the Bank's stock without complying with the disclosure and filing requirements of Sections 14(d) and 14(e) of the Williams Act, the Change in Bank Control Act and the applicable regulations. Through that lawsuit, the Bank sought an injunction requiring the EKH Group to cease their tender offer activities, to comply with applicable laws and to restrict their activities with respect to the Bank.

     The EKH Group filed a Counterclaim which sought to enjoin an alleged tender offer by the Savings Bank, its officers, directors, agents and others acting in concert with them. The Counterclaim also requested the Court to order the Savings Bank to declare a dividend to its shareholders, to seek competitive bids for its legal services, to evaluate and disclose bona fide offers to purchase the Bank, and to fully disclose and address any conflicts of interest of the Bank's directors.

     Pioneer and the members of the EKH group entered into a Mutual Release and Agreed Order of Dismissal of the civil matter. The Savings Bank redeemed the EKH stock at a price per share of $41.50 in July, 1996, following confirmation from the Office of Thrift Supervision (OTS) that the redemption was consistent with all statutes, rules, regulations, policies, directives or orders of the OTS.

     The redemption included the 58,069 shares of stock of the EKH group and 6,175 shares of stock owned by the Corporation's chairman, Janet W. Prewitt, and certain of those persons presumed to be acting in concert with her. The redemption of the shares of Ms. Prewitt, etc., is necessitated by the EKH redemption to keep the ownership of the Corporation's stock by Ms. Prewitt and those presumed to be acting in concert with her below 10% and thus avoid her undergoing the personal expense and time involved in a control filing with the OTS.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters

     (a) Market Information. As of the date hereof, there is no established public trading market for Pioneer Financial's common stock. The most recent sale of Pioneer Financial's stock for which Pioneer Financial is aware of the purchase price occurred during the week of November 25, 1996, with the price share being $41.50.

     (b) HOLDERS. As of December 1, 1996, there were approximately 301 holders of Shares of Pioneer Financial's common stock, par value $1 per share.

     (c) DIVIDENDS. During fiscal year 1996, Pioneer Financial's Board of Directors declared quarterly dividends of 33 cents per share payable on December 15, 1995, and 35 cents per share payable on March 15, 1996, June 15, 1996 and September 15, 1996 to shareholders of record as of December 1, 1995, March 1, 1996, June 1, 1996 and September 1, 1996, respectively. Total dividends paid in fiscal 1996 amounted to $353,533.

     The Corporation may not declare or pay cash dividends on any of its stock if the effect thereof would cause the Bank's net worth to be reduced below (1) the amount required for the liquidation account established in connection with its stock conversion, or (2) the net worth and capital distribution requirements imposed by the OTS and FDIC. (see Note 8 to consolidated Financial Statements, on pages 40 and 41 of the Corporation's Annual Report to Shareholders, Exhibit 13 hereto).

ITEM 6.  Selected Financial Data

     The information contained under the section captioned "Selected Consolidated Financial and Other Data" on pages 4 and 5 of the Corporation's Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 20 of the Corporation's Annual Report to Shareholders (Exhibit 13) is incorporated herein by reference.

ITEM 8.  Financial Statement and Supplementary Data

     The financial statements and supplemental data contained on pages 21 through 47 of the Corporation's Annual Report to Shareholders (attached hereto as Exhibit 13) as listed in Item 14, are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     (a)  Changes in Registrant's Certifying Accountant.  Not applicable.

     (b)  Disagreements with Accountants.  Not applicable.


                                    PART III

ITEM 10.  Directors and Executive Officers of Pioneer Federal

     Reference is made to "Election of Directors" from pages 5 through 8 of the Proxy Statement for the January 1997 annual meeting of stockholders (Exhibit 28(b) hereto).

     Pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Corporation's executive officers and directors, and persons who own more than ten percent of registered class of the Corporation's equity securities are required to file reports of ownership with the OTS and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 or 5 were required for those persons, the Corporation believes that, since September 30, 1995, all filing requirements applicable to its executive officers, directors and greater than ten-percent beneficial owners were complied with except that:
Mrs. Prewitt had, prior to the death of her father in August, 1996, reported his 6,000 shares as being beneficially owned by her (she having had the power to vote those shares pursuant to Power of Attorney). Following Mr. White's death, she failed to timely file the report reducing the number of shares beneficially owned by her, but she has filed that report in the interim.

ITEM 11.  Executive Compensation

     (a) Cash Compensation. Reference is made to "Remuneration of Officers" on pages 11 through 13 of the Proxy Statement (Exhibit 28(b) hereto, which is incorporated herein by reference) for information with respect to the cash compensation of the registrant's executive and other officers as a group.

     (b) Compensation Pursuant to Plans. The registrant has instituted a "401(k)" retirement plan as of December 1, 1985. With respect to this plan, reference is made to the section captioned "Remuneration of Officers" on pages 11 and 12 of the Proxy Statement (Exhibit 28(b) hereto) and Note 10 on page 41of the financial statements included in the Annual Report to Shareholders (Exhibit 13 hereto) for details concerning this retirement plan. There is no contractual obligation for the registrant to contribute sums to this plan. To date, Pioneer Federal has contributed $242,420 to this 401(k) plan.

     (c) Employee Stock Ownership Plan. On October 31, 1994, the registrant approved the establishment of a Employee Stock Ownership Plan (ESOP) in which employees meeting age and service requirements are eligible to participate. The ESOP is effective beginning January 1, 1994. The Board of Directors authorized the funding of the ESOP with contributions of $30,512 and $24,425 for the years ended September 30, 1996 and 1995 respectively.

     (d)  Other Compensation.  Not applicable.

     (e) Compensation of Directors. Reference is made to "Directors' Fees" on page 10 and "Election of Directors" on pages 5 to 8 of the Proxy Statement (Exhibit 28(b) hereto) for the description of the remuneration paid to the registrant's directors.

     (f) Termination of Employment and Change of Control Arrangement. Not applicable.

ITEM 12.  Security Ownership of certain Beneficial Owners and Management

     Reference is made to "Voting Securities" on pages 3 through 5 of the Proxy Statement (Exhibit 28(b) hereto, incorporated herein by reference) for information pertaining to the security ownership of certain beneficial owners and management.

ITEM 13.  Certain Relationships and Related Transactions

     (a) Transactions with management and others. Reference is made to "Transactions Involving Directors and Officers" on page 13 of the Proxy Statement (Exhibit 28(b) hereto, incorporated herein by reference) for information with respect to transactions involving directors or executive officers or members of their immediate families.

     (b) Certain business relationships. The registrant's Chairman of the Board, Janet W. Prewitt, is an equity partner in the law firm of White, McCann & Stewart, a general practice law firm located in Winchester, Kentucky, which serves as general counsel to Pioneer Federal Savings Bank. Payments to that law firm have not exceeded 5% of the registrant's consolidated gross revenues for its last full fiscal year or any earlier year end. The dollar amount of fees paid to the law firm for legal services provided in Pioneer Federal's last fiscal year was $103,969. Of this sum, $102,939 represented fees earned in connection with title examinations for real estate loans, while the balance represented fees in foreclosure actions and fees for quarterly and annual reports. Director Prewitt's compensation from Pioneer Federal plus her share in the gross fees paid to the law firm has never exceeded $60,000 in any fiscal year.

     (c) Indebtedness of management. Reference is made to "Transactions Involving Directors and Officers" on page 13 of the Proxy Statement for information with respect to loans made to executive officers and directors.

     (d)  Transactions with promoters.  Not applicable.

                                    PART IV

ITEM 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

     (a)(1) and (2) The following is a list of financial statements filed as a part of this annual report and incorporated herein by reference, which financial statements are contained in the Annual Report to Shareholders filed herewith as
Exhibit 13, and the pages on which those financial statements may be found.

Reports of Independent Certified Public Accountants
           Exhibit 13, page 21
           Exhibit 28(a)

Consolidated Statements of Financial Condition at September 30, 1996 and 1995
           Exhibit 13, page 22

Consolidated Statements of Income for the years ended September 30, 1996, 1995 and 1994
     Exhibit 13, page 23

Consolidated Statements of Stockholders' Equity for the years ended September 30,1996, 1995 and 1994
     Exhibit 13, page 24

Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994
     Exhibit 13, pages 25 and 26

Notes to Consolidated Financial Statements
     Exhibit 13, pages 27 through 47



(a)(3)  The following exhibits are filed as a part of this report:

     Exhibit (13)        Annual Report to Stockholders
     Exhibit (28)(a)     Manually signed Report of Miller, Mayer, Sullivan &
                         Stevens LLP, and York, Neel & Company, LLP, joint
                         venturers
     Exhibit (28)(b)     Proxy Statement for Annual Meeting to be held January
                         8, 1997

     (b)  No Form 8-K was filed in the fourth quarter of Fiscal 1996.

     (c) See (a)(3) above for all exhibits filed.

     (d)  Separate financial statements are not applicable.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PIONEER FINANCIAL CORPORATION,
                             WINCHESTER, KENTUCKY

Date:  December 17, 1996                BY___________________________
                                        Janet W. Prewitt, Director and
                                        Chairman of the Board

Date:  December 17, 1996                BY___________________________
                                        Carl C. Norton, Director and
                                        President

Date:  December 17, 1996                BY___________________________
                                        Nancy M. Lawwill, Director,
                                        and Vice-President

Date:  December 17, 1996                BY__________________________
                                        Anthony D. Parrish, Treasurer
                                        (Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 17, 1996                BY_________________________
                                        George Billings, Jr., Director

Date:  December 17, 1996                BY__________________________
                                        William Cress, Director

Date:  December 17, 1996                BY__________________________
                                        Ewart W. Johnson, Director

Date:  December 17, 1996                BY___________________________
                                        Nora M. Linville, Director




Date:  December 17, 1996                BY__________________________
                                        Wayne M. Martin, Director

Date:  December 17, 1996                BY___________________________
                                        Thomas D. Muncie, Director

Date:  December 17, 1996                BY__________________________
                                        Andrew J. Ryan, Director

Date:  December 17, 1996                BY___________________________
                                        Robert G. Strode, Director

                               Index to Exhibits
Exhibit No.                       Description

Exhibit (13)       Annual Report to Stockholders

Exhibit (28)(a)    Manually signed Report of Miller, Mayer, Sullivan & Stevens
                   LLP, and York, Neel & Company, LLP, joint venturers

Exhibit (28)(b)    Proxy Statement for Annual Meeting to be held January 8, 1997