Form 10-Q
period 1996-12-31
PIONEER FINANCIAL CORP \KY\
filed 1997-02-13
CIK 1011166

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  ------------------------------------------

                                   FORM 10-Q



Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1996.


                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-28076


                         PIONEER FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          KENTUCKY                                        61-1273657
-------------------------------                    ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification No.)

25 EAST HICKMAN STREET, WINCHESTER, KENTUCKY               40391
---------------------------------------------      ----------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (606) 744-3972
                                                       --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
Yes  X    No
   -----     ------

As of February 6, 1997, 208,233 shares of the registrant's common stock were issued and outstanding.

Page 1 of 14 Pages                              Exhibit Index at Page N/A
                                                                     -----

                                    CONTENTS


PART I. FINANCIAL INFORMATION
        ---------------------

Item 1.     Financial Statements

            Consolidated Balance Sheets as of  December 31, 1996
            (unaudited) and September 30, 1996.......................    3

            Consolidated Statements of Income for the Three
            Month Period Ended December 31, 1996 and 1995
            (unaudited)..............................................    4


            Consolidated Statements of Cash Flows for the
            Three-Month Periods Ended December 31, 1996 and 1995
            (unaudited)..............................................    5

            Notes to Consolidated Financial Statements...............    6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................    7


PART II.    OTHER INFORMATION
            -----------------

Item 1.     Legal Proceedings .......................................   12
Item 2.     Changes in Securities ...................................   12
Item 3.     Defaults Upon Senior Securities .........................   12
Item 4.     Submission of Matters to a Vote of Security Holders .....   12
Item 5.     Other Information .......................................   12
Item 6.     Exhibits and Reports on Form 8-K ........................   12

SIGNATURES


                         PIONEER FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS



                                                               AS OF          AS OF
                                                           DECEMBER 31,   SEPTEMBER 30,
                                                               1996           1996
                                                           -------------  ------------
                                                            (unaudited)
   ASSETS
Cash                                                         $ 1,189,228      732,573
Interest bearing deposits                                      1,726,943    1,529,881
Certificates of deposit                                          194,000      194,000
Federal Funds Sold                                               843,751    3,211,000
Available-for-sale securities                                  7,261,109    7,601,611
Held-to-maturity securities                                   27,319,796   23,972,497
Loans receivable, net                                         34,127,850   35,247,421
Loans held for sale                                               78,972            0
Accrued interest receivable                                      496,395      535,269
Premises and equipment, net                                    1,163,116    1,175,987
Prepaid expenses and other assets                                113,734      200,898
                                                             -----------  -----------
   Total assets                                              $74,514,894  $74,401,137
                                                             ===========  ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                     $64,724,828  $64,335,165
FHLB Advances                                                    683,598      698,798
Advance payments by borrowers for taxes and insurance             16,551       26,788
Federal income tax payable                                       149,362      138,040
Other liabilities                                                492,637      957,711
                                                             -----------  -----------
   Total liabilities                                          66,066,976   66,156,502
                                                             -----------  -----------

Stockholders' equity:
 Common stock, $1 par value, 500,000 shares authorized;
  208,233 shares issued and outstanding                          208,233      208,233
   Additional paid-in capital                                  1,797,432    1,797,432
   Retained earnings, substantially restricted                 6,401,188    6,213,169
   Net unrealized appreciation on
    available-for-sale securities                                 41,065       25,801
                                                             -----------  -----------
   Total stockholders' equity                                  8,447,918    8,244,635
                                                             -----------  -----------
Total liabilities and stockholders' equity                   $74,514,894  $74,401,137
                                                             ===========  ===========

         See accompanying notes to consolidated financial statements.

                         PIONEER FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                       FOR THE THREE MONTHS ENDED
                                                       DECEMBER 31,  DECEMBER 31,
                                                          1996          1995
                                                       ------------  ------------
Interest income:
  Interest on loans                                    $  774,912    $  743,635
  Interest and dividends on securities                    520,871       569,066
  Other interest income                                    64,416        94,619
                                                       ----------    ----------
          Total interest income                         1,360,199     1,407,320
                                                       ----------    ----------
Interest expense:
  Interest on deposits                                    653,463       714,664
  Interest on FHLB advances                                15,231        11,860
                                                       ----------    ----------
          Total interest expense                          668,694       726,524
                                                       ----------    ----------
Net interest income:                                      691,505       680,796
Provision for loan losses                                       0             0
                                                       ----------    ----------
          Net interest income after provision
             for loan losses                              691,505       680,796
                                                       ----------    ----------
Non-interest income:
  Loan and other service fees, net                         93,940       101,311
  Gain (loss) on sale of securities                             0             0
  Gain (loss) on sale of loans                             27,020         1,699
                                                       ----------    ----------
          Total non-interest income                       120,960       103,010
                                                       ----------    ----------
Non-interest expense:
 Compensation and benefits                                242,204       227,107
  Occupancy expense                                        40,646        49,996
  Office supplies and postage                              21,764        24,541
  Federal and other insurance premiums                     38,116        45,033
  Advertising                                               5,398         7,274
  Data processing expense                                  33,632        33,332
  State franchise tax                                      16,386        15,632
  Legal fees                                                1,653        10,074
  Other operating expense                                  28,824        12,711
                                                       ----------    ----------
          Total non-interest expense                      428,623       425,700
                                                       ----------    ----------
Income before income tax expense                          383,842       358,106

Provision for income taxes                                122,772       122,424
                                                       ----------    ----------
Net income                                             $  261,070    $  235,682
                                                       ==========    ==========
Earnings per share                                     $     1.25    $      .86
                                                       ==========    ==========

         See accompanying notes to consolidated financial statements.

                         PIONEER FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                  FOR THETHREE-MONTHS ENDING
                                                         DECEMBER 31,
                                                      1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                       $   261,070   $   235,682
 Adjustments to reconcile net
  income to net cash
  provided by operating activities:
   Provision for loan losses                                0             0
   Amortization of investment premium
    (discount)                                          7,881        40,388
   Amortization of organizational cost                  3,377
   Provision for depreciation                          13,205        19,340
   Amortization of loan fees                          (27,900)      (47,204)
    FHLB stock dividend                               ( 9,100)      ( 9,400)
   Securities gain (loss)                                   0             0
   Loans originated for sale                       (2,078,431)   (2,222,020)
   Proceeds from loans held for sale                2,084,121     2,221,325
   Loans held for sale (gain) loss                    (27,101)          695
 Change in:
   Income taxes payable                                 3,459      (145,380)
   Interest receivable                                 38,874       (43,346)
   Interest payable                                    14,976       (26,743)
   Accrued liabilities                               (480,058)       14,824
   Prepaid expense                                    105,198       (59,381)
                                                  -----------   -----------
        Net cash provided by operating
         activities                                   (90,421)       (2,610)
                                                  -----------   -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Net (increase) decrease in loans                   1,068,499       251,635
 Matured certificates of deposit                            0        94,000
 Matured held-to-maturity
  securities                                          748,183     2,050,000
 Purchase of held-to-maturity
  securities                                       (4,986,379)   (9,484,665)
 Sale of FHLB stock                                         0             0
 Purchase of premises and equipment                      (334)            0
 Purchase of available-for-sale
  securities                                                0             0
 Sale of available-for-sale
  securities                                                0             0
 Principal repayments on securities                 1,254,913     1,702,912
                                                  -----------   -----------
        Net cash (used) by investing
         activities                                (1,915,118)   (5,386,118)
                                                  -----------   -----------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Net increase (decrease) in demand
  deposits, NOW accounts
  and savings accounts                                449,577     2,501,763
 Net increase (decrease) in
  certificates of deposit                             (59,904)      325,446
 Payments on FHLB advances                            (15,200)      (10,638)
 Cash dividend payments                               (72,882)      (89,917)
 Net increase (decrease) in
  custodial accounts                                  (10,237)       20,607
                                                  -----------   -----------
        Net cash provided (used) by
         financing activities                         291,354     2,747,261
Increase (decrease) in cash and
 cash equivalents                                  (1,714,185)   (2,641,467)
Cash and cash equivalents,
 beginning of period                                5,473,454     5,664,527
                                                  -----------   -----------
Cash and cash equivalents, end of period          $ 3,759,269   $ 3,023,060
                                                  ===========   ===========

Supplemental disclosures:

 The Bank made no income tax payments during the three month periods ended December 31, 1996 and 1995, respectively.

 The Bank paid $668,694 and $714,664 in interest on deposits and other borrowings during the three month periods ended December 31, 1996 and 1995, respectively.

         See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
     ---------------------

     Pioneer Financial Corporation (the "Company") was formed at the direction of Pioneer Federal Savings Bank (the "Bank") to become the holding company of the Bank. The reorganization was completed on December 24, 1994 under an Agreement and Plan of Reorganization, dated October 31, 1994. Since the Reorganization, the Company's primary assets have been the outstanding capital stock of the Bank, and its sole business is that of the Bank. Accordingly, the consolidated financial statements and discussions herein include both the Company and the Bank.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month periods ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.


2.   EARNINGS PER SHARE
     ------------------

     Earnings per share for the three month periods ended December 31, 1996 amounted to $1.25 and $.86 per share, respectively, based on weighted average common stock shares outstanding. The weighted average number of common shares outstanding for the three month periods ended December 31, 1996 and 1995 was 208,233 and 272,477 shares respectively.


3.   DIVIDENDS
     ---------

     The Company paid dividends of $0.35 per share or $72,882 for the three month period ended December 31, 1996 compared to $0.33 per share or $89,917 for the same period in 1995.

4.   MORTGAGE SERVICING RIGHTS
     -------------------------

     In May 1995 the Financial Accounting Standards Board (FASB) issued SFAS No. 122 "Accounting for Mortgage Servicing Rights", which amended SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". SFAS No. 122 requires a mortgage banking enterprise to recognize as separate assets the rights to service mortgage loans for others; however these servicing rights are acquired. SFAS No. 122 was effective for the Company and the Bank on October 1, 1996, and applies prospectively to mortgage banking transactions occurring after that date.

     The Company recognized mortgage servicing rights of $21,411 for the quarter ended December 31, 1996. The Bank sells certain residential loans, primarily fixed rate loans secured by single family residences in the secondary market. The fair value of the mortgage servicing rights were determined by quoted prices in the secondary market. The mortgage servicing rights on the loans sold in the secondary market are grouped by their primary risk characteristics, which is the interest rate. At December 31, 1996 there was no allowance for impairment recognized.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's consolidated assets increased $94,000, or .1% to $74.5 million, at December 31, 1996 compared to $74.4 million at September 30, 1996. Available-for-sale securities decreased by $340,000, held-to-maturity securities increased $3.3 million, loans decreased $1.1 million, cash and cash equivalents plus certificates of deposit decreased $1.7 million, and other non-interest earning assets decreased by $161,000.

Available-for-sale securities decreased $340,000 due to receipt of principal repayments on mortgage backed securities and amortization of investment premium. Held-to-maturity securities increased $3.3 million due to the purchase of $5.0 million in agency discount notes offset by maturities of mortgage backed securities of $748,000 and $1.0 million in principal repayments received on mortgage backed securities and amortization of premiums. In accordance with SFAS No. 115, unrealized gains or losses on available-for-sale securities are recorded net of deferred income tax as a separate component of stockholders' equity. At December 31, 1996, the Company included gross unrealized gains of $62,200, which net of the tax expense of $21,155, yield $41,065 as a separate component of stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gain or loss, if any, is actually realized at the time of sale.

Liabilities of the Company decreased $89,000 to $66.1 million at December 31, 1996 compared to $66.2 million at September 30, 1996. The decrease in liabilities was primarily due to the payment of an accrued expense for the special assessment by the FDIC to recapitalize the SAIF fund which was offset by a $390,000 increase in deposits.

Stockholders' equity increased by $203,000 to $8.4 million at December 31, 1996 compared to $8.2 million at September 30, 1996. The increase is due to net income of $261,000 offset by the payment of dividends totaling $72,000 and an increase in the net unrealized appreciation on available-for-sale securities of $15,000.

The following summarizes the Bank's capital requirements and position at December 31, 1996 and September 30, 1996.


                                              DECEMBER 31, 1996      SEPTEMBER 30, 1996
                                              -----------------      ------------------
                                                          (DOLLARS IN THOUSANDS)
                                              AMOUNT    PERCENT      AMOUNT     PERCENT
                                              ------   --------      ------     -------
Tangible capital                              $8,387    11.3%        $8,143      10.9%
Tangible capital requirement                   1,117     1.5%         1,117       1.5%
                                              ------   --------      ------     -------
Excess                                        $7,270     9.8%        $7,026       9.4%
                                              ======   ========      ======     =======
Core capital                                  $8,387    11.3%        $8,143      10.9%
Core capital requirement                       2,235     3.0%         2,234       3.0%
                                              ------   --------      ------     -------
Excess                                        $6,152     8.3%        $5,909       7.9%
                                              ======   ========      ======     =======
Tangible capital                              $8,387    26.8%        $8,143      26.1%
General valuation allowance                      375     1.2%           364       1.2%
                                              ------   --------      ------     -------
Total capital                                  8,762    28.0%         8,507      27.3%
Risk-based capital requirement                 2,504     8.0%         2,498       8.0%
                                              ------   --------      ------     -------
Excess                                        $6,258    20.0%        $6,009      19.3%
                                              ======   ========      ======     =======


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


NET INCOME
----------

Net income increased by $25,000 or 10.8% for the three months ended December 31, 1996 as compared to the same period in 1995. The net increase of $25,000 was due to an increases of $18,000 in non-interest income an increase of $10,000 in net interest income offset by an increase in non-interest expense of $3,000.


INTEREST INCOME
---------------

Interest income decreased $47,000 for the quarter ended December 31, 1996 compared to the same period in 1995. Interest income was $1.4 million or 7.59% of average interest-earning assets for the quarter ended December 31, 1996 as compared to $1.4 million or 7.33% of interest-earning assets for the quarter ended December 31, 1995. The decrease in interest income of $47,000 was due to a decrease in the average balance of interest earning assets offset by the increase of 26 basis points on the average rate earned on interest earning assets for the quarter ended December 31, 1996 compared to the same period in 1995.

INTEREST EXPENSE
----------------

Interest expense was $669,000 or 4.07% of average deposits and FHLB advances for the quarter ended December 31, 1996 as compared to $727,000 or 4.19% of average deposit and FHLB advances for the quarter ended December 31, 1995. The decrease of $58,000 was due primarily to the decrease in interest paid on deposits. The decrease in interest paid on deposits was due to a 12 basis point decrease in the average rate paid on deposits, and a $4 million decrease in the average balance of deposits during the quarter ended December 31, 1996 compared to the same period in 1995.


PROVISION FOR LOAN LOSSES
-------------------------

There was no provision for loan losses for the quarters ended December 31, 1996
and 1995.   Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. There can be no assurance that management will not decide to increase the allowance for loan losses or that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to increase such allowance, either of which could adversely affect the Bank's earnings. Further, there can be no assurance that the Bank's actual loan losses will not exceed its allowance for loan losses.


NON-INTEREST INCOME
-------------------

Non-interest income amounted to $121,000 and $103,000 for the quarters ended December 31, 1996 and 1995, respectively. Non-interest income is primarily generated from fees on loans and fees received for servicing loans.

For the quarter ending December 31, 1996 the Bank recognized $21,000 in loan servicing rights income pursuant to FASB No. 122 which was adopted October 1, 1996.


NON-INTEREST EXPENSE
--------------------

Non-interest expense increased $3,000 to $429,000 for the quarter ended December 31, 1996 compared to $426,000 for the same period in 1995. Non-interest expense was 2.3% of average assets for the quarter ended December 31, 1996 and 2.1% of average assets for the quarter ended December 31, 1995.


INCOME TAX EXPENSE
------------------

The provision for income tax expense amounted to $123,000 and $122,000 for the quarters ended December 31, 1996 and 1995, respectively, which as a percentage of income before income tax expense amounts to 32.0% for 1996 and 34.1% for 1995.

NON-PERFORMING ASSETS
---------------------

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.


                                                     DECEMBER 31, 1996   SEPTEMBER 30 1996
                                                     ------------------  ------------------
                                                             (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
 Real Estate:
   Residential                                              $  3              $  3
   Commercial
 Consumer                                                     12                15
                                                            ----              ----
    Total                                                   $ 15              $ 18
                                                            ====              ====
Accruing loans which are contractually past due
  90 days or more:
  Real Estate:
   Residential                                                 0               205
   Commercial
 Consumer                                                     48
                                                            ----              ----
    Total                                                     48               205
                                                            ====              ====
Total of loans accounted for as non-accrual or as
  accruing past due 90 days or more                         $ 63              $223
                                                            ====              ====

Percentage of total loans                                    .18%              .63%
                                                            ====              ====
Other non-performing assets (2)                             $                 $
                                                            ====              ====


(1) Non-accrual status denotes loans which management believes may have defined weaknesses whereby accrued interest is inadequately protected by the current net worth and paying capacity of the obligor, or of the collateral pledged.

(2) Loans more than 90 days past due will continue to accrue interest when there is no well defined weakness in the loan regarding net worth and paying capacity of the obligor or of the collateral pledged which would cause management to believe that interest accrued will be uncollectible.

If income on non-accrual loans had been accrued, such income would have amounted to approximately $4,249 for the three month period ended December 31, 1996.

At December 31, 1996, there were no loans identified by management which were not reflected in the preceeding table but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

MORTGAGE BANKING ACTIVITY
-------------------------

Mortgage loans of $2.1 million were originated for sale during the three month period ended December 31, 1996; the Bank retained the servicing for all loans sold.

The portfolio of loans owned by others but serviced by the Bank increased .2% to $50.4 million at December 31, 1996 compared to $50.3 million at September 30, 1996. All of the loans serviced by the Bank, but owned by others, were originated by the Bank.


LIQUIDITY AND COMMITTED RESOURCES
---------------------------------

As of December 31, 1996, the liquidity ratio under applicable federal regulations was 21.85% as compared to 24.81% at September 30, 1996. Principal sources of funds during the three months ended December 31, 1996 included loan principal repayments, principal repayments on mortgage backed securities, proceeds from matured and called securities and proceeds from the sale of loans.

As of December 31, 1996 loans approved but not closed amounted to $2.7 million. Of these, none were evidenced by written commitments. The Bank anticipated selling $1.3 million of the loans approved but not closed. As of December 31, 1996, there were commitments to sell loans which had been closed totaling $79,000.


IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

The consolidated financial statements and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

PART II.   OTHER INFORMATION
           -----------------

Item 1.    LEGAL PROCEEDINGS                            None

Item 2.    CHANGES IN SECURITIES                        None

Item 3.    DEFAULTS UPON SENIOR SECURITIES              None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Pioneer Financial Corporation was held on January 8, 1997 pursuant to notice. Proxies were solicited by the Corporation. Directors elected at the meeting were Ewart W. Johnson, Nora M. Linville, and Thomas D. Muncie for terms of office to expire at the annual meeting three years hence; all were nominated by management and had held the office of Director for terms expiring in January 1997. Present directors whose terms of office expire in 1998 include: Carl C. Norton, Janet W. Prewitt, William M. Cress, and Robert
G. Strode.  Present directors whose terms of office expire in 1999 include:
George W. Billings, Nancy M. Lawwill, Wayne M. Martin, and Andrew Ryan.   All of
management's nominees were elected to the class indicated above pursuant to vote of the stockholders. The voting for the directors was as follows:

     Ewart W. Johnson                                  160,961 votes
     Nora M. Linville                                  161,284 votes
     Thomas D. Muncie                                  160,909 votes


Shareholders voted on the ratification of appointment of auditors. The voting in regard to the appointment of auditors was 160,418 voted for, 0 votes against, and 633 votes abstaining.

Item 5.    OTHER INFORMATION  None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (1) The following exhibit is filed herewith:
               Exhibit 27: Financial Data Schedule

           (2) No Form 8-K was filed for the quarter ended December 31, 1996

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         PIONEER FINANCIAL CORPORATION

Date:  February 6, 1997
                                -------------------------------------------
                                Carl C. Norton, President
                                (Duly Authorized Officer)




Date:  February 6, 1997
                                -------------------------------------------
                                Anthony D. Parrish, Chief Financial Officer
                                (Principal Financial and Accounting Officer)