Form 10-Q
period 1997-03-31
PIONEER FINANCIAL CORP \KY\
filed 1997-05-15
CIK 1011166

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                      ----------------------------------

                                   FORM 10-Q



Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997.


                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-28076


                         PIONEER FINANCIAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           KENTUCKY                                    61-1273657
----------------------------------                 --------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

25 EAST HICKMAN STREET, WINCHESTER, KENTUCKY               40391
--------------------------------------------        --------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (606) 744-3972
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

As of May 8, 1997, 208,233 shares of the registrant's common stock were issued and outstanding.

Page 1 of 15 Pages                                  Exhibit Index at Page N/A
                                                                         -----

                                    CONTENTS

PART I.   FINANCIAL INFORMATION
          ---------------------

Item 1.   Financial Statements

          Consolidated Balance Sheets as of  March 31, 1997 (unaudited)
            and September 30, 1996                                               3

          Consolidated Statements of Income for the Three and
            Six-Month Periods Ended March 31, 1997 and 1996 (unaudited)          4

          Consolidated Statements of Cash Flows for the Six-Month Periods
            Ended March 31, 1997 and 1996 (unaudited)                            5

          Notes to Consolidated Financial Statements                             6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  7


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings                                                     14

Item 2.   Changes in Securities                                                 14

Item 3.   Defaults Upon Senior Securities                                       14

Item 4.   Submission of Matters to a Vote of Security Holders                   14

Item 5.   Other Information                                                     14

Item 6.   Exhibits and Reports on Form 8-K                                      14

SIGNATURES


                         PIONEER FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                            ----------------------



                                                              AS OF         AS OF
                                                             MARCH 31,    SEPTEMBER 30,
ASSETS                                                         1997          1996
------                                                     -------------  -----------
                                                            (unaudited)
Cash                                                         $   922,012      732,573
Interest bearing deposits                                      5,319,399    1,529,881
Certificates of deposit                                           98,000      194,000
Federal Funds Sold                                             4,976,180    3,211,000
Available-for-sale securities                                  6,866,247    7,601,611
Held-to-maturity securities                                   20,559,390   23,972,497
Loans receivable, net                                         34,293,781   35,247,421
Loans held for sale                                              244,500            0
Accrued interest receivable                                      501,608      535,269
Premises and equipment, net                                    1,199,346    1,175,987
Prepaid expenses and other assets                                112,418      200,898
                                                             -----------  -----------
 Total assets                                                $75,092,881  $74,401,137
                                                             ===========  ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                     $65,316,865  $64,335,165
FHLB Advances                                                    675,871      698,798
Advance payments by borrowers for taxes and insurance             17,283       26,788
Federal income tax payable                                       146,189      138,040
Other liabilities                                                299,562      957,711
                                                             -----------  -----------
 Total liabilities                                            66,455,770   66,156,502
                                                             -----------  -----------
Stockholders' equity:
 Common stock, $1 par value, 500,000 shares authorized;
  208,233 shares issued and outstanding                          208,233      208,233
 Additional paid-in capital                                    1,797,432    1,797,432
 Retained earnings, substantially restricted                   6,607,642    6,213,169
 Net unrealized appreciation on
  available-for-sale securities                                   23,804       25,801
                                                             -----------  -----------
   Total stockholders' equity                                  8,637,111    8,244,635
                                                             -----------  -----------
   Total liabilities and stockholders' equity                $75,092,881  $74,401,137
                                                             ===========  ===========

         See accompanying notes to consolidated financial statements.

                         PIONEER FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                              -------------------

                                                FOR THE THREE-MONTH PERIODS       FOR THE SIX-MONTH PERIODS
                                                       ENDED MARCH 31,                  ENDED MARCH 31,
                                                ---------------------------      ----------------------------
                                                   1997             1996            1997              1996
                                                ----------       ----------       ----------       ----------
Interest income:
 Interest on loans                              $  785,449       $  756,669       $1,560,361       $1,500,304
 Interest and dividends on securities              532,646          554,499        1,053,518        1,132,965
 Other interest income                              78,365          140,157          142,781          225,376
                                                ----------       ----------       ----------       ----------
   Total interest income                         1,396,460        1,451,325        2,756,660        2,858,645
                                                ----------       ----------       ----------       ----------
Interest expense:
 Interest on deposits                              652,846          716,087        1,306,309        1,430,751
 Interest on FHLB advances                          11,314           11,682           26,545           23,542
                                                ----------       ----------       ----------       ----------
   Total interest expense                          664,160          727,769        1,332,854        1,454,293
                                                ----------       ----------       ----------       ----------

Net interest income:                               732,300          723,556        1,423,806        1,404,352
Provision for loan losses                                0           19,000                0           19,000
                                                ----------       ----------       ----------       ----------
 Net interest income after provision
   for loan losses                                 732,300          704,556        1,423,806        1,385,352
                                                ----------       ----------       ----------       ----------
Non-interest income:
 Loan and other service fees, net                   95,997           95,404          189,936          196,715
 Gain (loss) on sale of securities                       0           33,310                0           33,310
 Gain (loss) on sale of loans                       26,495            2,575           52,168             (876)
                                                ----------       ----------       ----------       ----------
   Total non-interest income                       122,492          126,139          242,104          229,149
                                                ----------       ----------       ----------       ----------
Non-interest expense:
 Compensation and benefits                         211,923          201,967          454,127          429,074
 Occupancy expense                                  61,827           47,421          102,473           97,417
 Office supplies and postage                        29,238           34,057           51,002           58,598
 Federal and other insurance premiums                6,309           42,442           44,425           87,475
 Advertising                                         9,414            6,130           14,812           13,404
 Data processing expense                            34,703           32,633           68,335           65,965
 State franchise tax                                16,386           16,386           32,772           32,018
 Legal fees                                          8,097            8,320            9,750           18,394
 Other operating expense                            26,962           31,931           55,786           44,642
                                                ----------       ----------       ----------       ----------
   Total non-interest expense                      404,859          421,287          833,482          846,987
                                                ----------       ----------       ----------       ----------

Income before income tax expense                   449,933          409,408          832,428          767,514

Provision for income taxes                         160,720          144,966          283,492          267,390
                                                ----------       ----------       ----------       ----------
Net income                                      $  289,213       $  264,442       $  548,936       $  500,124
                                                ==========       ==========       ==========       ==========
Earnings per share                              $     1.39       $      .97       $     2.64       $     1.84
                                                ==========       ==========       ==========       ==========

         See accompanying notes to consolidated financial statements.

                         PIONEER FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                             ---------------------

                                                                          FOR THE SIX-MONTHS ENDING
                                                                                   MARCH 31,
                                                                            1997               1996
                                                                        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $   548,936         $   500,124
   Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                      0              19,000
   Amortization of investment premium (discount)                            (38,694)            156,842
   Amortization of organizational cost                                        6,754               6,754
   Provision for depreciation                                                26,410              30,836
   Amortization of loan fees                                                (51,958)            (41,985)
   FHLB stock dividend                                                      (18,200)            (18,700)
   Securities gain (loss)                                                         0             (33,310)
   Loans originated for sale                                             (4,617,359)         (6,805,541)
   Proceeds from loans held for sale                                      4,623,979           6,804,665
   Loans held for sale (gain) loss                                           (6,620)                876
 Change in:
   Income taxes payable                                                       8,787              22,391
   Interest receivable                                                       33,661             103,532
   Interest payable                                                         (33,282)             16,883
   Accrued liabilities                                                     (624,867)            (63,223)
   Prepaid expense                                                          127,274              54,943
                                                                        -----------         -----------
     Net cash provided by operating activities                              (15,179)            754,087
                                                                        -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in loans                                           761,098            (854,644)
 Matured certificates of deposit                                             96,000              94,000
 Matured held-to-maturity securities                                      6,759,561          12,063,076
 Purchase of held-to-maturity securities                                 (4,986,379)         (9,984,665)
 Sale of FHLB stock                                                               0              55,200
 Purchase of premises and equipment                                         (49,769)             (9,305)
 Purchase of available-for-sale securities                                        0          (3,614,506)
 Sale of available-for-sale securities                                            0                   0
 Principal repayments on securities                                       2,385,712           2,989,148
                                                                        -----------         -----------
     Net cash provided (used) by investing activities                     4,966,223             738,304
                                                                        -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits, NOW
  accounts and savings accounts                                             917,427           3,314,506
 Net increase (decrease) in certificates of deposit                          64,273             (99,768)
 Payments on FHLB advances                                                 ( 22,927)            (21,454)
 Cash dividend payments                                                    (156,175)           (185,284)
 Net increase (decrease) in custodial accounts                               (9,505)             (7,986)
                                                                        -----------         -----------
 Net cash provided (used) by financing activities                           793,093           3,000,014
                                                                        -----------         -----------
Increase (decrease) in cash and cash equivalents                          5,744,137           4,492,405
Cash and cash equivalents, beginning of period                            5,473,454           5,664,527
                                                                        -----------         -----------
Cash and cash equivalents, end of period                                $11,217,591         $10,156,932
                                                                        ===========         ===========

Supplemental disclosures:

 The Bank made income tax payments during the six month periods ended March 31, 1997 and 1996, respectively of $155,000 and $245,000.

 The Bank paid $1,339,591 and $1,438,240 in interest on deposits and other borrowings during the six month periods ended March 31, 1997 and 1996, respectively.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and six month periods ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.


2.   EARNINGS PER SHARE
     ------------------

Earnings per share for the three month periods ended March 31, 1997 and 1996 amounted to $1.39 and $.97 per share, respectively, based on weighted average common stock shares outstanding. Earnings per share for the six month periods ended March 31, 1997 and 1996 amounted to $2.64 and $1.84 per share, respectively, based on weighted average common stock shares outstanding. The weighted average number of common shares outstanding for the three and six month periods ended March 31, 1997 and 1996 was 208,233 and 272,477 shares respectively.


3.   DIVIDENDS
     ---------

The Company paid dividends of $0.40 per share or $83,293 for the three month period ended March 31, 1997 compared to $0.35 per share or $95,367 for the same period in 1996. The Company paid dividends of $0.75 per share or $156,175 for the six month period ended March 31, 1997 compared to $0.68 per share or $185,284 for the same period in 1996.

4.   MORTGAGE SERVICING RIGHTS
     -------------------------

In May 1995 the Financial Accounting Standards Board (FASB) issued SFAS No. 122 "Accounting for Mortgage Servicing Rights", which amended SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". SFAS No. 122 requires a mortgage banking enterprise to recognize as separate assets the rights to service mortgage loans for others however these servicing rights are acquired. SFAS No. 122 was effective for the Company and the Bank on October 1, 1996, and applies prospectively to mortgage banking transactions occurring after that date.

The Company recognized mortgage servicing rights of $47,000 for the six month period ended March 31, 1997. The Bank sells certain residential loans, primarily fixed rate loans secured by single family residences in the secondary market. The fair value of the mortgage servicing rights were determined by quoted prices in the secondary market. The mortgage servicing rights on the loans sold in the secondary market are grouped by their primary risk characteristics, which is the interest rate. At March 31, 1997 there was no allowance for impairment recognized.

5.   SUBSEQUENT EVENT
     ----------------

On April 11, 1997 the Board of Directors authorized Pioneer Financial Corporation to make a loan of $249,913 to the ESOP Trust of Pioneer Federal Savings Bank. The proceeds of the loan will be used to acquire 6,022 shares of the Company's outstanding common stock to be held by the ESOP Trust.

The loan of $249,913 is to be repaid in ten installments beginning December 1, 1997. The first installment will be $37,024 and interest will be determined annually based on the prime rate as reported in the Wall Street Journal. The common shares purchased with the loan proceeds are pledged as collateral for the loan. As the loan is repaid, shares are released from collateral and allocated to active participates based a formula specified in the ESOP agreement.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Company's consolidated assets increased $692,000, or 1% to $75.1 million, at March 31, 1997 compared to $74.4 million at September 30, 1996. Available-for-sale securities decreased by $735,000, held-to-maturity securities decreased $3.4 million, loans decreased $1 million, cash and cash equivalents plus certificates of deposit increased $5.6 million, loans held for sale increased $245,000 and other non-interest earning assets decreased by $99,000.

Available-for-sale securities decreased $735,000 due to receipt of principal repayments on mortgage backed securities and amortization of investment premium. Held-to-maturity securities decreased $3.4 million due to the maturities of mortgage backed securities of $1.8 million and $1.6 million in principal repayments received on mortgage backed securities and amortization of premiums. In accordance with SFAS No. 115, unrealized gains or losses on available-for-sale securities are recorded net of deferred income tax as a separate component of stockholders' equity. At March 31, 1997, the Company included gross unrealized gains of $36,067, which net of the tax expense of $12,263, amount to $23,804 as a separate component of stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gain or loss, if any, is actually realized at the time of sale.

Liabilities of the Company increased $299,000 to $66.5 million at March 31, 1997 compared to $66.2 million at September 30, 1996. The increase in liabilities was primarily due to a net increase in deposits of $982,000 offset by the decrease in accrued expense.

Stockholders' equity increased by $392,000 to $8.6 million at March 31, 1997 compared to $8.2 million at September 30, 1996. The increase is due to net income of $549,000 offset by the payment of dividends totaling $155,000 and an decrease in the net unrealized appreciation on available-for-sale securities of $2,000.

The following summarizes the BANK'S capital requirements and position at March
                             ------
31, 1997 and September 30, 1996.

                                     MARCH 31, 1997      SEPTEMBER 30, 1996
                                   -----------------     ------------------
                                            (DOLLARS IN THOUSANDS)
                                   AMOUNT    PERCENT     AMOUNT     PERCENT
                                   ------    -------     -------    -------
Tangible capital                   $8,291      11.0%     $8,143      10.9%
Tangible capital requirement        1,127       1.5%      1,117       1.5%
                                   ------      ----      ------      ----
Excess                             $7,164       9.5%     $7,026       9.4%
                                   ======      ====      ======      ====
Core capital                       $8,291      11.0%     $8,143      10.9%
Core capital requirement            2,254       3.0%      2,234       3.0%
                                   ------      ----      ------      ----
Excess                             $6,037       8.0%     $5,909       7.9%
                                   ======      ====      ======      ====
Tangible capital                   $8,291      27.9%     $8,143      26.1%
General valuation allowance           380       1.3%        364       1.2%
                                   ------      ----      ------      ----
Total capital                       8,671      29.2%      8,507      27.3%
Risk-based capital requirement      2,377       8.0%      2,498       8.0%
                                   ------      ----      ------      ----
Excess                             $6,294      21.2%     $6,009      19.3%
                                   ======      ====      ======      ====


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


NET INCOME
----------

Net income increased by $25,000 or 9.4% for the three months ended March 31, 1997 as compared to the same period in 1996. The net increase of $25,000 was due to an increase of $9,000 in net interest income, a decrease in non-interest expense of $17,000 and a decrease in provision for loan loss of $19,000, offset by an decrease in non-interest income of $4,000 and a increase in income tax of $16,000.

INTEREST INCOME
---------------

Interest income decreased $55,000 for the quarter ended March 31, 1997 compared to the same period in 1996. Interest income was $1.4 million or 7.80% of average interest-earning assets for the quarter ended March 31, 1997 as compared to $1.5 million or 7.28% of interest-earning assets for the quarter ended March 31, 1996. The decrease in interest income of $55,000 was due to a decrease in the average balance of interest earning assets offset by the increase of 52 basis points on the average rate earned on interest earning assets for the quarter ended March 31, 1997 compared to the same period in 1996.


INTEREST EXPENSE
----------------

Interest expense was $664,000 or 4.06% of average deposits and FHLB advances for the quarter ended March 31, 1997 as compared to $728,000 or 4.14% of average deposit and FHLB advances for the quarter ended March 31, 1996. The decrease of $64,000 was due primarily to the decrease in interest paid on deposits. The decrease in interest paid on deposits was due to an 8 basis point decrease in the average rate paid on deposits, and a $4 million decrease in the average balance of deposits during the quarter ended March 31, 1997 compared to the same period in 1996.


PROVISION FOR LOAN LOSSES
-------------------------

There was no provision for loan losses for the quarter ended March 31, 1997 as compared to $19,000 to the quarter ended March 31, 1996. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. There can be no assurance that management will not decide to increase the allowance for loan losses or that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to increase such allowance, either of which could adversely affect the Bank's earnings. Further, there can be no assurance that the Bank's actual loan losses will not exceed its allowance for loan losses.


NON-INTEREST INCOME
-------------------

Non-interest income amounted to $122,000 and $126,000 for the quarters ended March 31, 1997 and 1996, respectively. Non-interest income is primarily generated from fees on loans and fees received for servicing loans.

For the quarter ending March 31, 1997 the Bank recognized an additional $25,000 gain on the sale of loans as the result of retaining mortgage servicing rights pursuant to FASB No. 122 which was adopted October 1, 1996.

NON-INTEREST EXPENSE
--------------------

Non-interest expense decreased $17,000 to $404,000 for the quarter ended March 31, 1997 compared to $421,000 for the same period in 1996. Non-interest expense was 2.2% of average assets for the quarter ended March 31, 1997 and 2.0% of average assets for the quarter ended March 31, 1996. The decrease of $17,000 was due to the decrease in Federal Insurance premiums on deposits of $36,000 offset by immaterial net increased in other non-interest expense categories.


INCOME TAX EXPENSE
------------------

The provision for income tax expense amounted to $161,000 and $145,000 for the quarters ended March 31, 1997 and 1996, respectively, which as a percentage of income before income tax expense amounts to 35.7% for 1996 and 35.4% for 1996.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996


NET INCOME
----------

Net income increased by $49,000 or 9.8% for the six months ended March 31, 1997 as compared to the same period in 1996. The net increase of $49,000 was due to an increase of $14,000 in non-interest income an increase of $19,000 in net interest income and a decrease in provision for loan loss of $19,000 a decrease in non-interest expense of $13,000, offset by an increase in income tax expense of $16,000.


INTEREST INCOME
---------------

Interest income decreased $102,000 for the quarter ended March 31, 1997 compared to the same period in 1996. Interest income was $2.8 million or 7.69% of average interest-earning assets for the quarter ended March 31, 1997 as compared to $2.9 million or 7.30% of interest-earning assets for the quarter ended March 31, 1996. The decrease in interest income of $102,000 was due to a decrease in the average balance of interest earning assets offset by the increase of 39 basis points on the average rate earned on interest earning assets for the quarter ended March 31, 1997 compared to the same period in 1996.

INTEREST EXPENSE
----------------

Interest expense was $1.3 million or 4.08% of average deposits and FHLB advances for the six month period ended March 31, 1997 as compared to $1.5 million or 4.22% of average deposit and FHLB advances for the six month period ended March 31, 1996. The decrease of $121,000 was due primarily to the decrease in interest paid on deposits. The decrease in interest paid on deposits was due to a 14 basis point decrease in the average rate paid on deposits, and a $5 million decrease in the average balance of deposits during the six month period ended March 31, 1997 compared to the same period in 1996.


PROVISION FOR LOAN LOSSES
-------------------------

There was no provision for loan losses for the six month period ended March 31,
1997 as compared to $19,000 for the same period in 1996.   Management considers
many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. There can be no assurance that management will not decide to increase the allowance for loan losses or that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to increase such allowance, either of which could adversely affect the Bank's earnings. Further, there can be no assurance that the Bank's actual loan losses will not exceed its allowance for loan losses.


NON-INTEREST INCOME
-------------------

Non-interest income amounted to $242,000 and $230,000 for the quarters ended March 31, 1997 and 1996, respectively. Non-interest income is primarily generated from fees on loans and fees received for servicing loans.

For the six month period ending March 31, 1997 the Bank recognized an additional $47,000 gain on the sale of loans as the result of recording mortgage servicing rights pursuant to FASB No. 122 which was adopted October 1, 1996.


NON-INTEREST EXPENSE
--------------------

Non-interest expense decreased $14,000 to $833,000 for the six month period ended March 31, 1997 compared to $847,000 for the same period in 1996. Non-interest expense was 2.2% of average assets for the six month period ended March 31, 1997 and 2.1% of average assets for the six month period ended March 31, 1996. The decrease of $14,000 was due to the decrease in Federal Insurance premiums on deposits of $43,000 offset by immaterial net changes in other non-interest expense categories


INCOME TAX EXPENSE
------------------

The provision for income tax expense amounted to $283,000 and $267,000 for the six month period ended March 31, 1997 and 1996, respectively, which as a percentage of income before income tax expense amounts to 34.0% for 1997 and 34.8% for 1996.

NON-PERFORMING ASSETS
---------------------

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.


                                                     MARCH 31, 1997   SEPTEMBER 30 1996
                                                     ---------------  ------------------
                                                           (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
 Real Estate:
    Residential....................................          $  3             $  3
    Commercial.....................................
 Consumer..........................................            10               15
                                                             ----             ----
        Total......................................          $ 13             $ 18
                                                             ====             ====
Accruing loans which are contractually past due
 90 days or more:
 Real Estate:
    Residential....................................             0              205
    Commercial.....................................
 Consumer..........................................             0
                                                             ----             ----
        Total......................................             0              205
                                                             ====             ====
Total of loans accounted for as non-accrual or as
 accruing past due 90 days or more.................          $ 13             $223
                                                             ====             ====
Percentage of total loans..........................           .04%             .63%
                                                             ====             ====
Other non-performing assets (2)....................          $                $
                                                             ====             ====

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

If income on non-accrual loans had been accrued, such income would have amounted to approximately $4,398 for the six month period ended March 31, 1997.

At March 31, 1997, there were no loans identified by management which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

MORTGAGE BANKING ACTIVITY
-------------------------

Mortgage loans of $4.6 million were originated for sale during the six month period ended March 31, 1997; the Bank retained the servicing for all loans sold.

The portfolio of loans owned by others but serviced by the Bank increased 2.2% to $51.4 million at March 31, 1997 compared to $50.3 million at September 30, 1996. All of the loans serviced by the Bank, but owned by others, were originated by the Bank.


LIQUIDITY AND COMMITTED RESOURCES
---------------------------------

As of March 31, 1997, the liquidity ratio under applicable federal regulations was 26.74% as compared to 24.81% at September 30, 1996. Principal sources of funds during the six months ended March 31, 1997 included loan principal repayments, principal repayments on mortgage backed securities, proceeds from matured and called securities and proceeds from the sale of loans.

As of March 31, 1997 loans approved but not closed amounted to $1.5 million. Of these, none were evidenced by written commitments. The Bank anticipated selling $ .9 million of the loans approved but not closed. As of March 31, 1997, there were commitments to sell loans which had been closed totaling $244,500.


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

            (2) No Form 8-K was filed for the quarter ended March 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PIONEER FINANCIAL CORPORATION

Date:  May 12, 1997                /s/ Carl C. Norton
                                   -------------------------------
                                   Carl C. Norton, President
                                   (Duly Authorized Officer)


Date:  May 12, 1997                /s/ Anthony D. Parrish
                                   -------------------------------
                                   Anthony D. Parrish, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)