Form 10-Q
period 1997-06-30
PIONEER FINANCIAL CORP \KY\
filed 1997-08-14
CIK 1011166

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-Q



(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1997.


                                      OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


Commission File Number:    0-28076


                         PIONEER FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         KENTUCKY                                                61-1273657
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

25 EAST HICKMAN STREET, WINCHESTER, KENTUCKY                        40391
--------------------------------------------                 ------------------
  (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (606) 744-3972
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
Yes  X    No
   -----    -----

As of August 11, 1997, 208,233 shares of the registrant's common stock were issued and outstanding.

Page 1 of 16 Pages                                     Exhibit Index at Page N/A
                                                                             ---

                                   CONTENTS

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements

         Consolidated Balance Sheets as of  June 30, 1997 (unaudited)
           and September 30, 1996........................................................    3

         Consolidated Statements of Income for the Three and Nine-Month Periods
           Ended June 30, 1997 and 1996 (unaudited)......................................    4

         Consolidated Statements of Cash Flows for the Nine-Month Periods Ended
           June 30, 1997 and 1996 (unaudited)............................................    5

         Notes to Consolidated Financial Statements......................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................    7


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings...............................................................   14

Item 2.  Changes in Securities...........................................................   14

Item 3.  Defaults Upon Senior Securities.................................................   14

Item 4.  Submission of Matters to a Vote of Security Holders.............................   15

Item 5.  Other Information...............................................................   15

Item 6.  Exhibits and Reports on Form 8-K................................................   15

SIGNATURES

                         PIONEER FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                            -----------------------


                                                                    AS OF         AS OF
                                                                   JUNE 30,    SEPTEMBER 30,
ASSETS                                                              1997           1996
                                                                 -----------   -----------
                                                                 (unaudited)
Cash                                                             $   698,270   $   732,573
Interest bearing deposits                                          2,805,212     1,529,881
Certificates of deposit                                                    0       194,000
Federal Funds Sold                                                10,150,773     3,211,000
Available-for-sale securities                                      6,200,854     7,601,611
Held-to-maturity securities                                       19,580,223    23,972,497
Loans receivable, net                                             35,180,559    35,247,421
Loans held for sale                                                  220,130             0
Accrued interest receivable                                          458,683       535,269
Premises and equipment, net                                        1,346,681     1,175,987
Prepaid expenses and other assets                                    188,662       200,898
                                                                 -----------   -----------

    Total assets                                                 $76,830,047   $74,401,137
                                                                 ===========   ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                         $66,974,159   $64,335,165
FHLB Advances                                                        660,157       698,798
Advance payments by borrowers for taxes and insurance                 30,374        26,788
Federal income tax payable                                           276,430       138,040
Other liabilities                                                    324,215       957,711
                                                                 -----------   -----------
    Total liabilities                                             68,265,335    66,156,502
                                                                 -----------   -----------

Stockholders' equity:
 Common stock, $1 par value, 500,000 shares authorized;
   208,233 shares issued and outstanding                             208,233       208,233
    Additional paid-in capital                                     1,797,432     1,797,432
    Retained earnings, substantially restricted                    6,781,981     6,213,169
    Unallocated Employee Stock Ownership Plan (ESOP Shares)         (249,913)
  Net unrealized appreciation on
     available-for-sale securities                                    26,979        25,801
                                                                 -----------   -----------
    Total stockholders' equity                                     8,564,712     8,244,635
                                                                 -----------   -----------

Total liabilities and stockholders' equity                       $76,830,047   $74,401,137
                                                                 ===========   ===========


         See accompanying notes to consolidated financial statements.

                         PIONEER FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                             --------------------


                                             FOR THE THREE-MONTH PERIODS  FOR THE NINE-MONTH PERIODS
                                                     ENDED JUNE 30,              ENDED JUNE 30,
                                             ---------------------------  --------------------------
                                                 1997          1996           1997           1996
                                             ------------  -------------  ------------  ------------
Interest income:
  Interest on loans                            $  791,064     $  772,802    $2,351,425    $2,273,106
  Interest and dividends on securities            422,813        523,241     1,476,330     1,656,206
  Other interest income                           146,459        136,645       289,240       362,021
                                               ----------     ----------    ----------    ----------
    Total interest income                       1,360,336      1,432,688     4,116,995     4,291,333
                                               ----------     ----------    ----------    ----------
Interest expense:
  Interest on deposits                            670,947        711,222     1,977,256     2,141,973
  Interest on FHLB advances                        21,836         11,501        48,381        35,043
                                               ----------     ----------    ----------    ----------
    Total interest expense                        692,783        722,723     2,025,637     2,177,016
                                               ----------     ----------    ----------    ----------
Net interest income:                              667,553        709,965     2,091,358     2,114,317
Provision for loan losses                               0          8,433             0        27,433
                                               ----------     ----------    ----------    ----------
  Net interest income after provision
    for loan losses                               667,553        701,532     2,091,358     2,086,884
                                               ----------     ----------    ----------    ----------
Non-interest income:
  Loan and other service fees, net                 92,157        104,397       282,493       301,112
  Gain (loss) on sale of securities                     0              0             0        33,310
  Gain (loss) on sale of loans                     19,224          8,291        71,392         7,415
                                               ----------     ----------    ----------    ----------
    Total non-interest income                     111,381        112,688       353,885       341,837
                                               ----------     ----------    ----------    ----------
Non-interest expense:
  Compensation and benefits                       240,033        231,813       694,160       660,887
  Occupancy expense                                28,197         40,159       130,670       137,576
  Office supplies and postage                      26,482         25,479        77,484        84,077
  Federal and other insurance premiums             16,568         43,637        60,992       131,112
  Advertising                                       8,869          5,918        23,681        19,322
  Data processing expense                          33,611         33,132       101,946        99,097
  State franchise tax                              16,386         16,386        49,159        48,404
  Legal fees                                          644         14,283        10,394        32,677
  Other operating expense                          21,897         22,352        77,683        66,994
                                               ----------     ----------    ----------    ----------
    Total non-interest expense                    392,687        433,159     1,226,169     1,280,146
                                               ----------     ----------    ----------    ----------
Income before income tax expense                  386,247        381,061     1,219,074     1,148,575

Provision for income taxes                        128,605        133,261       412,097       400,651
                                               ----------     ----------    ----------    ----------

Net income                                     $  257,642     $  247,800    $  806,977    $  747,924
                                               ==========     ==========    ==========    ==========

Earnings per share                             $     1.27     $      .91    $     3.99    $     2.74
                                               ==========     ==========    ==========    ==========

          See accompanying notes to consolidted financial statements.

                         PIONEER FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                               -----------------

                                                                                  FOR THE NINE-MONTHS ENDING
                                                                                          JUNE 30,
                                                                                   1997                1996
                                                                                -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   806,977         $   747,924
    Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses                                                             0              27,433
    Amortization of investment premium (discount)                                    13,106             136,115
    Amortization of organizational cost                                              10,131                   0
    Provision for depreciation                                                       39,615              50,795
    Amortization of loan fees                                                       (78,993)            (72,114)
    FHLB stock dividend                                                             (27,802)            (27,400)
    Securities gain (loss)                                                                0             (33,310)
    Loans originated for sale                                                    (7,107,789)         (8,107,526)
    Proceeds from loans held for sale                                             7,105,073           8,114,941
    Loans held for sale (gain) loss                                                   2,716              (7,415)
Change in:
    Income taxes payable                                                            138,390             155,950
    Interest receivable                                                              76,586              85,999
    Interest payable                                                                (30,311)             40,085
    Accrued liabilities                                                            (603,184)            290,745
    Prepaid expense                                                                 (12,236)            105,304
                                                                                -----------         -----------
      Net cash provided by operating activities                                     332,279           1,507,526
                                                                                -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in loans                                               (328,844)         (1,641,650)
    Matured Certificates of Deposit                                                 194,000              94,000
    Matured held-to-maturity securities                                           6,759,561          14,660,085
    Purchase of held-to-maturity securities                                      (4,986,379)         (9,984,665)
    Sale of FHLB stock                                                                    0              55,200
    Purchase of premises and equipment                                             (210,309)             (9,702)
    Purchase of available-for-sale securities                                             0          (3,614,506)
    Sale of available-for-sale securities                                                 0                   0
    Principal repayments on securities                                            4,056,022           4,944,564
                                                                                -----------         -----------
      Net cash provided(used) by investing activities                             5,484,051           4,503,326
                                                                                -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                                        2,021,337           2,519,351
    Net increase (decrease) in certificates of deposit                              617,657            (383,262)
    Payments on FHLB advances                                                       (38,641)            (32,451)
    Cash dividend payments                                                         (239,468)           (280,651)
    Net increase (decrease) in custodial accounts                                     3,586              (1,972)
                                                                                -----------         -----------
    Net cash provided (used) by financing activities                              2,364,471           1,821,015
                                                                                -----------         -----------

Increase (decrease) in cash and cash equivalents                                  8,180,801           7,831,867
Cash and cash equivalents, beginning of period                                    5,473,454           5,664,527
                                                                                -----------         -----------
Cash and cash equivalents, end of period                                        $13,654,255         $13,496,394
                                                                                ===========         ===========

Supplemental disclosures:
  The Bank made income tax payments during the nine month periods ended June 30, 1997 and 1996, respectively of $310,000 and $385,000.

  The Bank paid $2,025,637 and $2,177,016 in interest on deposits and other borrowings during the nine month periods ended June 30, 1997 and 1996, respectively.


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three and nine month periods ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1997.


2.   EARNINGS PER SHARE
     ------------------

     Earnings per share for the three month periods ended June 30, 1997 and 1996 amounted to $1.27 and $.91 per share, respectively, based on weighted average common stock shares outstanding. Earnings per share for the nine month periods ended June 30, 1997 and 1996 amounted to $3.99 and $2.74 per share, respectively, based on weighted average common stock shares outstanding. The weighted average number of common shares outstanding for the three and nine month periods ended June 30, 1997 and 1996 was 208,233 and 272,477 shares respectively.


3.   DIVIDENDS
     ---------

     The Company paid dividends of $0.40 per share or $83,293 for the three month period ended June 30, 1997 compared to $0.35 per share or $95,367 for the same period in 1996. The Company paid dividends of $1.15 per share or $239,468 for the nine month period ended June 30, 1997 compared to $1.03 per share or $280,656 for the same period in 1996.

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

     The Company recognized mortgage servicing rights of $69,000 for the nine month period ended June 30, 1997. The Bank sells certain residential loans, primarily fixed rate loans secured by single family residences in the secondary market. The fair value of the mortgage servicing rights was determined by quoted prices in the secondary market. The mortgage servicing rights on the loans sold in the secondary market are grouped by their primary risk characteristics, which is the interest rate. At June 30, 1997 there was no allowance recognized for impairment recognized.


5.   EMPLOYEE STOCK OWNERSHIP PLAN
     -----------------------------

     On April 11, 1997 the Board of Directors of the Company authorized a loan to the ESOP Trust in the amount of $249,913. The ESOP Trust used the proceeds of the loan to acquire 6,022 shares of the Company's outstanding stock. The loan is to be repaid in ten annual installments, beginning December 1, 1997. Interest is based on the prime rate published in the Wall Street Journal and is adjusted annually The stock is pledged as collateral on the loans. As the debt is repaid, ESOP shares which were initially pledged as collateral are released from collateral and allocated to active employees, based on the proportion of debt service paid in the year.

     The Company accounts for its ESOP in accordance with the Statement of Position 93-6, "Employers Accounting for Employee Stock Ownership Plans". The Statement requires, among other things that:

     a. for ESOP shares committed to be released in a period to compensate employees directly, employers should recognize compensation costs equal to the average fair value (as determined on a monthly basis) of the shares committed to be released;

     b. dividends on unallocated shares used to repay ESOP loans are not considered dividends for financial reporting purposes;

     c. for an internally leveraged ESOP, the Company loan receivable and the ESOP note payable as well as the related income/expense is not reflected in the consolidated financial statements;

     d. For earnings per share computations, ESOP shares that have been committed to be released should be considered outstanding. ESOP shares that have not been committed to be released should not be considered outstanding.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The Company's consolidated assets increased $2,429,000, or 3.3% to $76.8 million, at June 30, 1997 compared to $74.4 million at September 30, 1996. Available-for-sale securities decreased by $1.4 million, held-to-maturity securities decreased $4.4 million, loans decreased $67,000, cash and cash equivalents plus certificates of deposit increased $8.0 million, loans held for sale increased $220,000 and other non-interest earning assets decreased by $82,000.

Available-for-sale securities decreased $1.4 million due to receipt of principal repayments on mortgage backed securities and amortization of investment premium. Held-to-maturity securities decreased $4.4 million due to the maturities of mortgage backed securities of $1.8 million and $2.6 million in principal repayments received on mortgage backed securities and amortization of premiums. In accordance with SFAS No. 115, unrealized gains or losses on available-for-sale securities are recorded net of deferred income tax as a separate component of stockholders' equity. At June 30, 1997, the Company included gross unrealized gains of $40,877, which net of the tax expense of $13,898, amount to $26,979 as a separate component of stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying gain or loss, if any, is actually realized at the time of sale.

Liabilities of the Company increased $2.1 million to $68.3 million at June 30, 1997 compared to $66.2 million at September 30, 1996. The increase in liabilities was primarily due to a net increase in deposits of $2.6 million offset by the decrease in accrued expense of $633,000.

Stockholders' equity increased by $320,000 to $8.6 million at June 30, 1997 compared to $8.2 million at September 30, 1996. The increase is due to net income of $807,000 offset by the payment of dividends totaling $239,000, a increase in the net unrealized appreciation on available-for-sale securities of $1,000 and a reduction in capital of $249,913 for 6,022 shares of unallocated Employee Stock Ownership Plan stock.

The following summarizes the BANK'S capital requirements and position at June
                             ------
30, 1997 and September 30, 1996.


                                        JUNE 30, 1997       SEPTEMBER 30, 1996
                                      --------------------  -------------------
                                                (DOLLARS IN THOUSANDS)
                                       AMOUNT     PERCENT    AMOUNT    PERCENT
                                      ---------  ---------  --------  ---------
Tangible capital                        $8,467      11.0%     $8,143     10.9%
Tangible capital requirement             1,151       1.5%      1,117      1.5%
                                        ------      -----     ------    ------
Excess                                  $7,316       9.5%     $7,026      9.4%
                                        ======      =====     ======    ======

Core capital                            $8,467      11.0%     $8,143     10.9%
Core capital requirement                 2,303       3.0%      2,234      3.0%
                                        ------      -----     ------    ------
Excess                                  $6,164       8.0%     $5,909      7.9%
                                        ======      =====     ======    ======

Tangible capital                        $8,467      27.0%     $8,143     26.1%
General valuation allowance                384       1.2%        364      1.2%
                                        ------      -----     ------    ------
Total capital                            8,851      28.2%      8,507     27.3%
Risk-based capital requirement           2,511       8.0%      2,498      8.0%
                                        ------      -----     ------    ------
Excess                                  $6,340      20.2%     $6,009     19.3%
                                        ======      =====     ======    ======

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996


NET INCOME
----------

Net income increased by $10,000 or 4.0% for the three months ended June 30, 1997 as compared to the same period in 1996. The net increase of $10,000 was due to a decrease of $42,000 in net interest income, a decrease in non-interest expense of $41,000 and a decrease in provision for loan loss of $8,000, a decrease in non-interest income of $2,000 and a decrease in income tax of $5,000.


INTEREST INCOME
---------------

Interest income decreased $73,000 for the quarter ended June 30, 1997 compared to the same period in 1996. Interest income was $1.4 million or 7.41% of average interest-earning assets for the quarter ended June 30, 1997 as compared to $1.4 million or 7.37% of interest-earning assets for the quarter ended June 30, 1996. The decrease in interest income of $73,000 was due to a decrease in the average balance of interest earning assets offset by the increase of 4 basis points on the average rate earned on interest earning assets for the quarter ended June 30, 1997 compared to the same period in 1996.



INTEREST EXPENSE
----------------

Interest expense was $693,000 or 4.13% of average deposits and FHLB advances for the quarter ended June 30, 1997 as compared to $723,000 or 4.11% of average deposit and FHLB advances for the quarter ended June 30,

1996. The decrease of $30,000 was due primarily to the decrease in interest paid on deposits. The decrease in interest paid on deposits was due to a $3.3 million decrease in the average balance of deposits during the quarter ended June 30, 1997 compared to the same period in 1996.


PROVISION FOR LOAN LOSSES
-------------------------

There was no provision for loan losses for the quarter ended June 30, 1997 as
compared to $8,000 to the quarter ended June 30, 1996.   Management considers
many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. There can be no assurance that management will not decide to increase the allowance for loan losses or that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to increase such allowance, either of which could adversely affect the Bank's earnings. Further, there can be no assurance that the Bank's actual loan losses will not exceed its allowance for loan losses.


NON-INTEREST INCOME
-------------------

Non-interest income amounted to $111,000 and $112,000 for the quarters ended June 30, 1997 and 1996, respectively. Non-interest income is primarily generated from fees on loans and fees received for servicing loans. For the quarter ending June 30, 1997 the Bank recognized an additional $23,000 gain on the sale of loans as the result of retaining mortgage servicing rights pursuant to FASB No. 122 which was adopted October 1, 1996.


NON-INTEREST EXPENSE
--------------------

Non-interest expense decreased $40,000 to $393,000 for the quarter ended June 30, 1997 compared to $433,000 for the same period in 1996. Non-interest expense was 2.1% of average assets for the quarter ended June 30, 1997 and 2.1% of average assets for the quarter ended June 30, 1996. The decrease of $40,000 was due to the decrease in Federal Insurance premiums on deposits of $27,000, occupancy expense decreased $12,000, legal fees decreased $13,000, offset by an increase in compensation expense of $8,000, an increase in advertising of $3,000 and a increase in supplies expense of $1,000.


INCOME TAX EXPENSE
------------------

The provision for income tax expense amounted to $128,000 and $133,000 for the quarters ended June 30, 1997 and 1996, respectively, which as a percentage of income before income tax expense amounts to 33.3% for 1997 and 35.0% for 1996.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996


NET INCOME
----------

Net income increased by $59,000 or 7.9% for the nine months ended June 30, 1997 as compared to the same period in 1996. The net increase of $59,000 was due to an increase of $12,000 in non-interest income, a decrease in provision for loan loss of $27,000, a decrease in non-interest expense of $54,000, offset by a decrease of $23,000 in net interest income and a increase in income tax expense of $11,000.


INTEREST INCOME
---------------

Interest income decreased $174,000 for the quarter ended June 30, 1997 compared to the same period in 1996. Interest income was $4.1 million or 7.57% of average interest-earning assets for the quarter ended June 30, 1997 as compared to $4.3 million or 7.30% of interest-earning assets for the quarter ended June 30, 1996. The decrease in interest income of $174,000 was due to a decrease in the average balance of interest earning assets offset by the increase of 27 basis points on the average rate earned on interest earning assets for the quarter ended June 30, 1997 compared to the same period in 1996.


INTEREST EXPENSE
----------------

Interest expense was $2.0 million or 4.09% of average deposits and FHLB advances for the nine month period ended June 30, 1997 as compared to $2.2 million or 4.10% of average deposit and FHLB advances for the nine month period ended June 30, 1996. The decrease of $151,000 was due primarily to the decrease in interest paid on deposits. The decrease in interest paid on deposits was due to a 1 basis point decrease in the average rate paid on deposits, and a $5.5 million decrease in the average balance of deposits during the nine month period ended June 30, 1997 compared to the same period in 1996.


PROVISION FOR LOAN LOSSES
-------------------------

There was no provision for loan losses for the nine month period ended June 30,
1997 as compared to $27,000 for the same period in 1996.   Management considers
many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. There can be no assurance that management will not decide to increase the allowance for loan losses or that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to increase such allowance, either of which could adversely affect the Bank's earnings. Further, there can be no assurance that the Bank's actual loan losses will not exceed its allowance for loan losses.

NON-INTEREST INCOME
-------------------

Non-interest income amounted to $354,000 and $342,000 for the quarters ended June 30, 1997 and 1996, respectively. Non-interest income is primarily generated from fees on loans and fees received for servicing loans. For the nine month period ending June 30, 1997 the Bank recognized an additional $69,000 gain on the sale of loans as the result of recording mortgage servicing rights pursuant to FASB No. 122 which was adopted October 1, 1996.


NON-INTEREST EXPENSE
--------------------

Non-interest expense decreased $54,000 to $1,226,000 for the nine month period ended June 30, 1997 compared to $1,280,000 for the same period in 1996. Non-interest expense was 2.2% of average assets for the nine month period ended June 30, 1997 and 2.1% of average assets for the nine month period ended June 30, 1996. The decrease of $54,000 was due to the decrease in Federal Insurance premiums on deposits of $70,000, a decrease in legal fees of $22,000, a decrease in occupancy expense of $7,000, a decrease of office supplies expense of $7,000, offset by an increase in compensation expense of $33,000, a $4,000 increase in advertising, an increase in data processing expense of $3,000 and an $11,000 increase in other operating expenses.


INCOME TAX EXPENSE
------------------

The provision for income tax expense amounted to $412,000 and $401,000 for the nine month period ended June 30, 1997 and 1996, respectively, which as a percentage of income before income tax expense amounts to 33.8% for 1997 and 34.9% for 1996.

NON-PERFORMING ASSETS
---------------------

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                     JUNE 30, 1997   SEPTEMBER 30 1996
                                                     --------------  ------------------
                                                             (amounts in thousands)
Loans accounted for on a non-accrual basis:(1)
 Real Estate:
   Residential                                                $  3                $  3
   Commercial
  Consumer.........................................              4                  15
                                                              ----                ----

    Total                                                     $  7                $ 18
                                                              ====                ====

Accruing loans which are contractually past due
  90 days or more:
  Real Estate:
   Residential                                                 129                 205
   Commercial
  Consumer.........................................              0
                                                              ----                ----
    Total                                                      129                 205
                                                              ====                ====

Total of loans accounted for as non-accrual or as
  accruing past due 90 days or more................           $136                $223
                                                              ====                ====

Percentage of total loans..........................            .38%                .63%
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

If income on non-accrual loans had been accrued, such income would have amounted to approximately $4,446 for the nine month period ended June 30, 1997.

At June 30, 1997, there were no loans identified by management which were not reflected in the preceding table but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

MORTGAGE BANKING ACTIVITY
-------------------------

Mortgage loans of $7.1 million were originated for sale during the nine month period ended June 30, 1997; the Bank retained the servicing for all loans sold.

The portfolio of loans owned by others but serviced by the Bank increased 2.2% to $51.2 million at June 30, 1997 compared to $50.3 million at September 30, 1996. All of the loans serviced by the Bank, but owned by others, were originated by the Bank.


LIQUIDITY AND COMMITTED RESOURCES
---------------------------------

As of June 30, 1997, the liquidity ratio under applicable federal regulations was 32.26% as compared to 24.81% at September 30, 1996. Principal sources of funds during the nine months ended June 30, 1997 included loan principal repayments, principal repayments on mortgage backed securities, proceeds from matured and called securities and proceeds from the sale of loans.

As of June 30, 1997 loans approved but not closed amounted to $4.8 million.   Of
these, none were evidenced by written commitments. The Bank anticipated selling $2.2 million of the loans approved but not closed. As of June 30, 1997, there were commitments to sell loans which had been closed totaling $220,000.


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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           None

Item 5.   OTHER INFORMATION                                             None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (1) The following exhibit is filed herewith:
              Exhibit 27: Financial Data Schedule

          (2) No Form 8-K was filed for the quarter ended June 30, 1997

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PIONEER FINANCIAL CORPORATION

Date:  August 14, 1997          /s/ Carl C. Norton
                                --------------------------------------------
                                Carl C. Norton, President
                                (Duly Authorized Officer)




Date:  August 14, 1997          /s/ Anthony D. Parrish
                                --------------------------------------------
                                Anthony D. Parrish, Chief Financial Officer
                                (Principal Financial and Accounting Officer)