Form 10-K405
period 1997-09-30
PIONEER FINANCIAL CORP \KY\
filed 1997-12-29
CIK 1011166

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)

 XX    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of THE
----   SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the Year Ended: September 30, 1997

----   TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) of THE
       SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______ to ______

                         Commission File Number 0-28076

                          PIONEER FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

         United States                                  61-1273657
         -------------                                  ----------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                   Identification Number)

25 East Hickman Street, Winchester, Kentucky               40391
--------------------------------------------               -----
 (Address of principal executive offices)                (Zip Code)

                                 (606) 744-3972
                                 --------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                not applicable.

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $1.00 par value
                         -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

As of December 16, 1997, the aggregate market value of the shares of common stock of the registrant outstanding was $8,954,019. This figure is based on the last known sales price of $43.00 per share, which sale took place during the week of August 11, 1997. The number of shares of the registrant's common stock outstanding as of December 16, 1997 was 208,233 shares.

The aggregate market value of the shares of common stock held by non-affiliates of the registrant was $7,081,842 as of December 16, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

List hereunder the following documents incorporated by reference and the Part of Form 10K into which the document is incorporated:

(1) Portions of Annual Report to Stockholders for the year ended September 30, 1997, are incorporated into Part II, Items 5-8 and Part III, Item 11, of this Form 10-K.

(2) Portions of definitive Proxy Statement for the January 14, 1998 Annual Meeting of stockholders are incorporated into Part III, Items 10-13, of this Form 10-K.

                          PIONEER FINANCIAL CORPORATION

         Pioneer Financial Corporation (herein "Corporation"), a Kentucky corporation, was organized in 1994 as a thrift holding company. On December 20, 1994, the stockholders of Pioneer Federal Savings Bank (herein "Pioneer Federal" or "Bank") approved an agreement and Plan of Reorganization dated October 31, 1994, whereby the Bank became a wholly-owned subsidiary of Pioneer Financial Corporation. In accordance with the Reorganization Plan, the stockholders of the Bank exchanged their shares of common stock on a one-for-one basis for common shares in Pioneer Financial Corporation. Pioneer Federal is the main asset of Pioneer Financial, and the consolidated financial statements of the Corporation and of the Bank are attached hereto.

         Pioneer Federal Savings Bank, with assets of more than $74.0 million at September 30, 1997, is the larger of the two thrift institutions in Winchester, Kentucky. Pioneer Federal is a federally chartered stock savings bank which conducts business from its corporate headquarters and home office in Winchester, Clark County, Kentucky, and branch banking offices in Winchester and in Stanton, Powell County, Kentucky. Pioneer Federal was chartered in 1885 by the Commonwealth of Kentucky as the Winchester Building and Savings Association. In 1985, Pioneer Federal obtained a federal mutual savings bank charter and changed its name to Pioneer Federal Savings Bank. As of June 30, 1987, Pioneer Federal completed its conversion from a federal mutual to a federal stock savings bank. The Bank is a member of the Federal Home Loan Bank System, and its deposits are insured by the Savings Association Insurance Fund ("SAIF"), which is administered by the Federal Deposit Insurance Corporation ("FDIC").

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

         Pioneer Federal has a wholly-owned subsidiary, Pioneer Service Corporation, which was formed for the purpose of holding stock in Intrieve, Incorporated. Intrieve provides on-line computer processing and inquiry service for Pioneer Federal and numerous other thrift institutions in the region. Pioneer Federal invested $16,000 in the stock of Pioneer Service Corporation, which is carried on its books at cost.

         The executive offices of the Bank are located at 25 East Hickman Street, Winchester, Kentucky 40391, and its telephone number is (606) 744-3972.

Market Area

         The Bank's primary market area consists of Clark and Powell Counties, Kentucky which have populations of 30,000 and 12,000, respectively. This area is primarily rural with a large amount of agri-business. The primary lending concentration is in the

Bank's market area, an area mainly comprised of the cities of Winchester and Stanton. Historically, the economy in the Bank's market area has been dependent on agriculture, agriculture-related industries and manufacturing. The largest employers in the market area are East Kentucky Power and the Clark County Board of Education.

         Economic growth in the Bank's market area remains dependent upon the local economy. In addition, the deposit and loan activity of the Bank is significantly affected by economic conditions in its market area.

Lending Activities

         Generally, federally chartered thrift institutions may invest up to 20% of assets in secured or unsecured non-real estate loans for commercial, corporate, business or agricultural purposes, up to 30% of assets in consumer loans and up to 10% of assets in tangible personal property in order to engage in equipment leasing. In addition, commercial real estate loans are not required to be secured by first liens.

         Under FIRREA, the aggregate amount of non-residential real estate loans which a federal savings institution may make may not exceed 400% of the institution's capital as determined under the capital standards mandated by FIRREA. Previously, such loans were permitted up to 40% of a savings institution's assets. On September 30, 1997, the Bank was permitted to make non-residential real estate loans aggregating approximately $35 million.

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

         Pioneer Federal does not have a minimum loan amount requirement for its real property loans. Due to the cost of underwriting and originating a loan, however, the Bank charges a minimum origination fee for all mortgage loans. See "Loan Origination and Other Fees".

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

         Pioneer Federal has a small number of VA-guaranteed and FHA- approved loans in its loan portfolio. The Bank has outlets in which to process and originate VA and FHA loans in any county in the State of Kentucky. The Bank's current policy is to sell any VA or FHA loan which it originates. The Bank is an approved Rural Housing Services lender and can originate RHS guaranteed loans in any county in the State of Kentucky. The Bank's current policy is to sell any RHS loan which it originates.

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

         Construction loans may be secured by collateral other than or in addition to the real estate under construction (e.g. other real estate or assignments of other types). These loans are classified by the Bank as either real estate loans (in the case of a first lien mortgage) or consumer loans (in the case of a second lien mortgage or an assignment of another type where the value of the real estate is not the primary collateral). Pioneer Federal generally makes construction loans only in those instances where it expects to have the permanent loan on the property. At September 30, 1997, Pioneer Federal had 11 construction loans outstanding, in the total amount of $1,074,654. All of these loans were for single-family residences.

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

         The Bank is active in the origination of secured consumer loans for automobiles, home improvements and other purposes with a variety of collateral including automobiles, livestock and equipment. Pioneer Federal offers unsecured consumer loans only to customers with whom Pioneer has had experience. Consumer loans are approved by the President or Vice President and any one of the following: Loan Officer or Branch Manager of the Bank.

Loan Solicitation and Processing

         The Bank actively solicits mortgage loan applications from existing customers, customer referrals, and persons making telephone calls and visits to its offices. Applications are not taken over the telephone although in some instances a combination of verbal (by telephone) and written (by mail) applications are received. Upon receipt of a loan application from a prospective borrower, a credit report and verifications of employment and income are obtained. An appraisal of the real estate intended to secure the proposed loan is made by outside appraisers, all of whom have been approved by the Board of Directors. At September 30, 1997 staff appraisers are not being used, but staff appraisers are making periodic construction inspections. Approved outside appraisers are used for all loans to employees. Appraisals are prepared in accordance with regulatory guidelines and follow accepted and established appraisal practices as reflected by nationally recognized professional appraisal organizations. All appraisals include a physical inspection of the property.

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


                                                                    At September 30,
                                                             -----------------------------
                                                         1997                             1996
                                             ----------      -----------      ------------      -----------

                                               Amount          Percent           Amount           Percent

                                             ----------      -----------      ------------      -----------
Type of Loans:                                                   (Dollars In Thousands)
------------------------
Real Estate:
One-to-four family residential                 $20,503          57.26%          $21,253           58.63%
Multi-family and commercial                      2,509           7.01%            3,641           10.05%
Agricultural                                       546           1.52%              565            1.56%
Construction                                     1,075           3.00%            1,808            4.99%

Consumer:
Commercial                                       4,397          12.28%            3,283            9.06%
Loans secured by deposits                          965           2.69%            1,048            2.89%
Home equity                                      2,000           5.59%            1,663            4.59%
Other secured                                    3,563           9.95%            2,711            7.48%
Unsecured                                          251           0.70%              271            0.75%
                                            ----------     ----------        ----------      ----------

Total loans receivable                          35,809         100.00%           36,243          100.00%

                                            ==========     ==========        ==========      ==========

Less:
Loans in process                                 (731)                            (403)
Allowance for loan losses                        (391)                            (382)
Deferred loan origination fees                   (196)                            (211)
                                            ----------                       ----------

Loans, receivable net                          $34,491                          $35,247

                                            ==========                       ==========


         Loan Maturity Schedule. The following table sets forth certain information as of September 30, 1997 (the end of the most recent audit year reported) regarding the dollar amount (in thousands of dollars) of loans maturing in the Bank's portfolio based on contractual terms to maturity for both fixed-rate and variable-rate instruments.


                                                       Multi
                                                       Family
                                                       Agricul-
                                     1-4 Family        tural and
                                     Residential       Commercial        Construction       Consumer         Total
                                       -------          -------            -------          -------         -------
                                                                       (In Thousands)
Non-performing                        $    149         $    ---           $      3         $      3        $    155

                                       -------          -------            -------          -------         -------

Amounts Due:
  Within 3 months                          230                               1,072            1,713           3,015
  3 months to 1 year                         8                5                               1,561           1,574

                                       -------          -------            -------          -------         -------

Total due within 1 year                    238                5              1,072            3,274           4,589

                                       -------          -------            -------          -------         -------

After 1 year:
  1 to 3 years                             313              227                               2,445           2,985
  3 to 5 years                           1,157               50                               3,488           4,695
  5 to 10 years                          2,749              710                               1,058           4,517
  10 to 20 years                         7,833            1,514                                 131           9,478
  Over 20 years                          8,064              549                                 777           9,390

                                       -------          -------            -------          -------         -------

Total due after 1 year                  20,116            3,050                  0            7,899          31,065

                                       -------          -------            -------          -------         -------

Total amount due                      $ 20,503         $  3,055           $  1,075         $ 11,176        $ 35,809

                                       =======          =======            =======          =======

Less:
Loans in process                                                                                               (731)

Provision for loan losses                                                                                      (391)

Deferred origination fees                                                                                      (196)
                                                                                                            -------

Loans receivable, net                                                                                      $ 34,491

                                                                                                            =======

         The following table sets forth the dollar amount (in thousands of dollars) of all loans due after one year from September 30, 1997 (the end of the most recent audit year reported) which have predetermined (or fixed) interest rates and which have floating or adjustable interest rates. Loans which are contractually due within one year after September 30, 1997 are not included in this table.


                                                                                 Floating or
                                                          Fixed Rates           Adjustable Rates             Total

                                                        ----------------        ----------------        ----------------
                                                                                 (In Thousands)

One-to-four family residential                          $         6,509         $        13,607         $        20,116

Multi-family, agricultural and                                      559                   2,491                   3,050
commercial

Consumer                                                          3,910                   3,989                   7,899

Construction                                                          0                       0                       0

                                                        ----------------        ----------------        ----------------

                                                        $        10,978         $        20,087         $        31,065

                                                         ==============          ==============          ==============


         Interest rates on adjustable-rate loans are adjusted according to one of five indices: the National Average Contract Interest Rate for Purchase of Previously Occupied Homes, the National Average Cost of Funds to SAIF-Insured Institutions, the weekly average yield on U.S. Treasury Bills adjusted to a constant maturity of one year, and the Prime Rate and Call Rate published in the Wall Street Journal. Adjustments on loans are made in accordance with federal regulations. Maximum and minimum interest rates ("ceilings" and "floors") vary as do the amounts by which rates can change at any one time ("caps").

         Loan Purchases and Sales. Historically, Pioneer Federal was primarily a portfolio lender. The secondary market, however, has provided Pioneer Federal with a method by which to offer long- term, fixed rate mortgages to its customers without incurring additional interest rate risk. Since the Spring of 1986, the Bank has utilized the secondary market to meet its customers' needs and manage the interest rate risk of the Bank.

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

         Loan Commitments. Commitments for approved mortgage loans are made orally or in writing. Loan commitments are made for permanent financing of property under construction, and such commitments are usually outstanding for a period of six to twelve months prior to the closing of the loan. Pioneer exercises virtually all commitments it issues. As of September 30, 1997 Pioneer Federal had $3.9 million in loans approved but not closed; none of these were evidenced by written commitments. The Bank anticipated selling $1.2 million of the loans approved but not closed. As of September 30, 1997 Pioneer Federal had no formal commitments to sell loans.

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

         Pioneer Federal's loan origination fees are charged according to amount, term, loan-to-value, type of loan and market conditions on conventional residential mortgages and commercial real estate loans. The total amount of deferred loan fees at September 30, 1997 was $196,000. Any deferred loan fees not previously accounted for are recognized as income at the time the loan is sold or paid off.

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

         The Bank receives other fees and charges relating to existing loans, which include late charges, fees collected in connection with a change in borrower or other loan modifications, and servicing fees for loans collected for others. These fees and charges have not constituted a material source of income in the past. Loan service fees as a percentage of net interest income were 7.5%, 6.5% and 6.0% for fiscal 1997, 1996 and 1995, respectively.

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

         Federal regulations require savings institutions to classify their assets on the basis of quality on a regular basis. An asset is classified as substandard if it is determined to be inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified as loss if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a special mention designation, described as assets which do not currently expose a savings institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a savings institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a savings institution must either establish a specific allowance for loss in the amount of the asset classified loss, or charge off such amount. Federal examiners may disagree with a savings institution's classifications. If a savings institution does not agree with an examiner's classification of an asset, it may appeal this determination to the OTS Regional Director. Pioneer Federal regularly reviews its assets to determine whether any assets require classification or re-classification. The Board of Directors reviews and approves all classifications. At September 30, 1997, Pioneer Federal had loans designated special mention of $1,144,000 and classified assets consisting of loans classified as substandard of $106,000, none as doubtful and $2,500 as loss.

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

         Pioneer Federal's methodology for establishing the allowances for losses takes into consideration probable losses that have been identified in connection with specific assets as well as losses that have not been identified but can be expected to occur. Management conducts regular reviews of Pioneer Federal's assets and evaluates the need to establish allowances on the basis of these reviews. Allowances are established by the Board of Directors on a quarterly basis based on an assessment of risk in Pioneer Federal's assets taking into consideration the composition and quality of the portfolio, delinquency trends, current charge-offs and loss experience, the state of the real estate market, regulatory reviews conducted in the regulatory examination process and general economic conditions. Allowances will be provided for individual assets, or portions of assets, when ultimate collection is considered improbable by management based on the current payment status of the assets and the fair value or net realizable value of the security. At the date of foreclosure or other repossession, Pioneer Federal would transfer the property to real estate acquired in settlement of loans at its fair value, net of selling expenses. Any portion of the outstanding loan balance in excess of fair value would be charged off against the allowance for loan losses. If, upon ultimate disposition of the property, net sales proceeds exceed the net carrying value of the property, a gain on sale of real estate would be recorded. Any losses realized on sale would be charged to the allowance for loan losses on real estate acquired through foreclosure. Historically, management has emphasized the Bank's loss experience over other factors in establishing a provision for loan losses.

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

         The following table sets forth an analysis of the Bank's allowance for possible losses for the periods indicated.

                                                 At or For the Year
                                                 Ended September 30,
                                                1997             1996
                                               ------           ------

                                                (Dollars in Thousands)

Total loans outstanding                        $ 35,809        $ 36,243

                                                =======         =======

Average loans outstanding                      $ 35,059        $ 33,358

                                                =======         =======

Allowance balance (at beginning of period)     $    382        $    352

Provision (credit):
  Residential                                                        57
  Consumer

Net charge-offs (recoveries):
  Residential                                                        31
  Consumer                                           (9)             (4)

                                                -------         -------

Allowance balance (at end of period)           $    391        $    382

                                                =======         =======

Allowance for loan losses as a percent of          1.09%           1.05%
total loans outstanding

Net loans charged off as a percent of             (0.03)%          0.08%
average loans outstanding

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


                                                    At September 30,
                                             1997                    1996
                                            ------                   ------

                                                 Percent of             Percent of
                                                 Loans to               Loans to
                                      Amount     Total Loans   Amount   Total Loans
                                      ------     ------        ------     ------

                                                 (Dollars in Thousands)
At end of period allocated to:

  Real estate mortgage:
    1-4 family residential            $  224       57.26%     $  224      58.63%
    Multi-family and commercial           27        7.01%         38      10.05%
    Agricultural                           6        1.52%          6       1.56%
    Construction (1)                      12        3.00%         19       4.99%
    Consumer (2)                         122       31.21%         95      24.77%

                                       -----      ------       -----     ------
Total allowances for loan losses      $  391      100.00%     $  382     100.00%
                                       =====      ======       =====     ======

(1) Includes $2,500 specific reserve attributable to a particular loan and not available for other loan losses.
(2) Includes $2,706 specific reserve attributable to particular loans and not available for other loan losses.

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

                                                         At September 30,
                                                      1997            1996
                                                     ------          ------
                                                    (Dollars in Thousands)

Loans accounted for on a non-accrual basis (1):
  Construction                                       $    3          $    3
  Consumer                                                3              15
                                                      -----           -----
Total                                                     6              18
                                                      -----           -----
Accruing loans which are contractually past due
90 days or more (2):
  Mortgage loans:
    Permanent loans secured by 1-4 family
    dwelling units                                      149              91
    Construction                                          0               0
    All other mortgage loans                                            114

  Consumer
                                                      -----           -----
Total                                                   149             205
                                                      -----           -----
Total non-accrual and accrual loans                     155             223

Real estate owned (3)
                                                      -----           -----
Total non-performing assets                          $  155          $  223
                                                      =====           =====

Total non-performing loans to loans                    0.44%           0.62%
Total non-performing loans to total assets             0.21%           0.30%
Total non-performing assets to total assets            0.21%           0.30%

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

Non-accrual loans

         Non-accrual loans at September 30, 1997 consisted of one fixed-rate construction loan on residential property classified as loss and one fixed-rate consumer loan classified as loss. The Savings Bank had no other non-performing assets as of September 30, 1997.

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

         At September 30, 1997, the Bank's investment securities totaled $28.6 million, of which $20.6 million were invested in mortgage-backed securities primarily issued by Government agencies. These types of investments are interest rate sensitive, and in addition, are subject to prepayment risk. Prepayment risk is the risk that the principal of the security will be prepaid in advance of the normal maturity, and any remaining premium or discount incurred from the purchase of the investment could have a negative impact on the yield earned on those investments.

         It is management's intention, and Pioneer Federal has the ability, to hold the majority of its investment security portfolio to maturity. In accordance with SFAS No. 115, effective October 1, 1995, the Bank began classifying securities as either held to maturity, available for sale, or available for trade. Securities classified as held to maturity are carried at their amortized cost. Securities classified as trading securities are carried at fair value with any unrealized gain or loss included in net income. Securities classified as available for sale are carried at fair value, with the net unrealized gain or loss carried as a separate component of stockholders' equity. At September 30, 1997, the unrealized holding gains of $155, less the applicable deferred tax of $53, is included as a separate component of stockholders' equity pursuant to SFAS No. 115. The balance of investment securities are classified as held to maturity, which are being held at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security using the level yield method. For further information, see Note 2 of Notes to Consolidated Financial Statements (page 28 of Exhibit 13 here to).

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                           At September 30,
                                                     ----------      -----------
                                                        1997             1996
                                                     ----------      -----------
                                                       (Dollars In Thousands)
Investment securities available-for-sale:

  Mortgage-backed securities                             $3,302           $3,076
  SBA Pools                                               2,647            4,525
                                                     ----------      -----------
Total                                                     5,949            7,601
                                                     ----------      -----------
Investment securities held-to-maturity:

  Mortgage-backed securities                             17,343           22,147
  U.S. Government and federal agencies                    4,006              500
  Federal Home Loan Bank of Cincinnati,
    capital stock                                           555              509
  Municipal bonds                                           718              817
                                                     ----------      -----------
Total                                                    22,622           23,973
                                                     ----------      -----------
Total investment securities                             $28,571          $31,574
                                                     ==========      ===========

         The following table sets forth the scheduled maturities, carrying values, market value and average yields for the Bank's investment portfolio at September 30, 1997.

                                      -One Year or Less-     -One to Five Years-    -Five to 10 Years-       -More than 10Years-
                                     Carrying     Average    Carrying    Average    Carrying    Average     Carrying     Average
                                       Value       Yield       Value      Yield       Value      Yield        Value       Yield
                                     --------    --------    --------    --------   --------    --------    --------    --------
Securities Available-for-Sale                                          (Dollars in Thousands)
  Mortgage-backed securities                $0       0.00%          $0       0.00%          $0       0.00%      $3,302       7.62%
  SBA Pools                                  0       0.00%           0       0.00%           0       0.00%       2,647       7.00%
                                       -------     -------     -------     -------     -------     -------     -------     -------
     Total                                   0       0.00%           0       0.00%           0       0.00%       5,949       7.35%
                                       -------     -------     -------     -------     -------     -------     -------     -------

Securities Held-to-Maturity:

  Mortgage-backed securities                 5       9.13%       7,131       6.24%       2,304       7.76%       7,904       6.81%
  U.S. Govt. and federal agencies        3,006       5.89%       1,000       5.89%           0       0.00%           0       0.00%
  FHLB Stock                                 0       0.00%           0       0.00%           0       0.00%         555       7.06%
  Municipal bonds                          100       5.40%         500       5.20%           0       0.00%         118       6.20%
                                       -------     -------     -------     -------     -------     -------     -------     -------
     Total                               3,111       5.87%       8,631       6.14%       2,304       7.76%       8,577       6.82%
                                       -------     -------     -------     -------     -------     -------     -------     -------
  Total Investment Securities           $3,111       5.87%      $8,631       6.14%      $2,304       7.76%     $14,526       7.03%
                                       =======     =======     =======     =======     =======     =======     =======     =======



                                               -Total Investments-
                                         Carrying     Market      Average
                                          Value       Value       Yield
                                       ---------   ---------    ---------
Securities Available-for-Sale
  Mortgage-backed securities             $3,302      $3,302       7.62%
  SBA Pools                               2,647       2,647       7.00%
                                        -------     -------     -------
     Total                                5,949       5,949       7.35%
                                        -------     -------     -------

Securities Held-to-Maturity:

  Mortgage-backed securities             17,343      17,321       6.70%
  U.S. Govt. and federal agencies         4,006       4,006       5.89%
  FHLB Stock                                555         555       7.06%
  Municipal bonds                           718         726       5.39%
                                        -------     -------     -------
  Total Investment Securities            22,622      22,608       6.53%
                                        -------     -------     -------
                                        $28,571     $28,557       6.70%
                                        =======     =======     =======

         Pioneer Federal is a member of the Federal Home Loan Bank System. As a member of the System it is required to maintain an investment in capital stock of the Federal Home Loan Bank. No ready market exists for such stock and it has no quoted market value. For disclosure purposes, such stock is assumed to have a market value which is equal to cost, which amounted to $555,300 at September 30, 1997.

Sources of Funds

         Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, Pioneer Federal derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings from the Federal Home Loan Bank may be used on a short-term basis to compensate for a reduction in the availability of funds from other sources. They may also be used on a longer-term basis for general business purposes.

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

         Savings deposits in Pioneer Federal Savings Bank as of September 30, 1997, were represented by the various types of savings programs described below.

                                                                      Minimum       Balance as of    Percentage of
                                                         Interest     balance       September 30,        Total
Category                                      Term       Rate (1)      Amount         1997 (2)         Deposits
 --------------------------------------  -------------   --------     --------     ---------------   ------------
NOW Accounts                             None               1.93%          300            $14,003          21.68%
Regular Savings                          None               2.92%          100              9,482          14.68%
Money Market Accounts                    None               3.20%        2,500              1,796           2.78%

Certificates of Deposit:
Fixed Term, Fixed Rate                   7-31 days          4.00%          0                   10           0.02%
Fixed Term, Fixed Rate                   91 days            4.00%        1,000                306           0.47%
Fixed Term, Fixed Rate                   6 month            4.60%        1,000              3,819           5.91%
Fixed Term, Fixed Rate                   6 month            4.62%        1,000              2,199           3.40%
Fixed Term, Fixed Rate                   12 months          5.14%          500              9,565          14.81%
Fixed Term, Fixed Rate                   12 months          4.81%          500                268           0.41%
Fixed Term, Fixed Rate                   12 months          4.50%          *                    2           0.01%
IRA, Fixed Term, Fixed Rate              18 months          5.67%          100              2,086           3.22%
IRA, Fixed Term, Variable Rate           18 months          5.60%          100              4,029           6.25%
Fixed Term, Fixed Rate                   18 months          5.26%        1,000              6,801          10.53%
Fixed Term, Fixed Rate                   24 months          5.32%        1,000              5,232           8.10%
Fixed Term, Fixed Rate                   30 months          4.69%          *                   30           0.05%
Fixed Term, Fixed Rate                   36 months          5.82%        1,000              2,857           4.42%
Fixed Term, Fixed Rate                   48 months          4.86%          *                   26           0.04%
Fixed Term, Fixed Rate                   60 months          6.70%        5,000              1,946           3.02%
Fixed Term, Fixed Rate                   72 months          5.77%          *                  128           0.20%
                                                                                    --------------   ------------
                                                                                           $64,585        100.00%
                                                                                    ==============   ============

(1)      Represents weighted average interest rates
(2)      In thousands
  *      This type of certificate was no longer offered at September 30, 1997

         The following is a description of the types of accounts offered by the Bank.

         Passbook Accounts. A minimum deposit of $100 is required to open a Passbook savings account. If the balance falls below $100 a maintenance fee of $3.00 per quarter is charged (excluding minors' accounts). This account allows for unlimited deposits and three withdrawals per month. If more than nine withdrawals are requested per quarter, a $2 per withdrawal fee is collected. A dormant charge of $5 per quarter is assessed if there has been no activity on the account for 2 years and the balance is under $500 at quarter end. Simple interest is credited quarterly and is calculated from the date of funds being deposited to the date of withdrawal.

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

         The following table indicates the amount (in thousands) of the certificates of deposit of $100,000 or more by time remaining until maturity at September 30, 1997.

         Three months or less:                                $  1,599
         More than three through six months:                     1,635
         More than six through twelve months:                    1,838
         Over twelve months:                                     1,919
                                                               -------
                                                              $  6,991
                                                               =======

         The following table sets forth the average balances and interest rates based on month-end balances for demand deposits, passbook savings and time deposits as of the dates indicated.

                                                 Year Ended September 30,
                         1997                             1996
                       Average          Average         Average          Average
                       Balance           Rate           Balance            Rate
                       -------          -------         -------           ------
                                     (Dollars in Thousands)
Deposit Category:


Demand Accounts (1)    $16,745            2.10%         $18,783            2.93%
Passbook Accounts        9,583            2.91%           9,838            2.20%
Certificates            38,913            5.21%          39,497            5.37%
                       -------          -------         -------           ------
                       $65,241            4.06%         $68,118            4.13%
                       =======          =======         =======           ======

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

         The Bank considers Clark and Powell Counties, Kentucky, to be its primary market area for savings and mortgage loans. As of September 30, 1997, there were eight other financial institutions located in these counties; one of the eight is a thrift institution. Management believes that Pioneer Federal has good community identification in the area, and feels that local ownership of the Bank is an important factor contributing to the Bank's success. Nonetheless, the Bank competes with much larger financial institutions in Clark County and nearby Lexington, Kentucky. These competitors offer better loan rates and broader customer services than the Bank from time to time due to their size, financial resources and competitive strategy.

         The Deregulation and Garn Acts and regulations implementing these Acts significantly expanded the range of services which savings and loan associations can offer to the public. These Acts, rate deregulation and high interest rates in the early 1980's caused a dramatic increase in competition (e.g., money market mutual funds, Treasury securities, municipal bonds, etc.) for savings dollars and have increased competition with commercial banks in regard to loans, checking accounts and other types of financial services. In addition, large conglomerates and investment banking firms entered the market for financial services during the past decade. The savings public became increasingly sophisticated. Thus the Bank encountered, and may continue to encounter, increased competition in the financial services offered and Pioneer will have to be innovative and knowledgeable about its market, as well as exert effective controls over its costs, in order to remain competitive.

Sale of Stanton Branch Deposits and Physical Facility

         On October 17, 1997, Pioneer Financial Corporation sold the deposits of Pioneer Federal Savings Bank at its Stanton branch, together with the real estate and improvements on which that branch was located, to Peoples Exchange Bank of Beattyville, Kentucky, Inc. The decision to sell the deposits and physical assets was made over a period of time and was not entered into lightly. Pioneer Federal had opened its Stanton branch in 1980. The management of Pioneer Federal wanted to increase its customer base east of Clark County for several reasons.

         Unfortunately, the Stanton branch never proved as profitable as the rest of the Bank. Management of Pioneer Federal continued to operate this branch due to its commitment to providing service and competition in the Powell County and Eastern Kentucky market. However, in 1997, additional competition moved into that area, which no longer made Pioneer's presence in Powell County as important to those residents. Of course, the presence of additional competition would decrease the likelihood of Pioneer's future profitability in Powell County.

         When it became apparent that Peoples Exchange Bank was going to move its main office to Powell County, and Peoples Exchange made an offer to purchase Pioneer's physical building, together with its deposit base, the Board of Directors reluctantly decided to make that sale. The price paid by Peoples Exchange Bank was a good price, and the opportunity would likely not be repeated. (See Note 17 of Notes to Consolidated Financial Statements.)

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

Personnel

         As of September 30, 1997, the Bank had 24 full-time employees, and 9 part-time employees. The employees are not represented by a collective bargaining unit. The Bank believes its relationship with its employees to be good.

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

Year 2000 Concerns

         Many computer programs use two digits to identify the year in a date field. When computations involve the year 2000 and subsequent years, these programs could create erroneous results, or could fail. Pioneer Federal has appointed a committee and instituted an action plan, to address any problems which it might face regarding the year 2000, both in terms of computer hardware and software. At present, Pioneer Federal's management does not consider that the cost of remedying any such problems will be material. However, as the committee progresses through its agenda, should this assessment of the costs of remedy change so that said costs would materially affect the Company's future financial results, then such will be reported.

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

         QTL Test. As a unitary savings and loan holding company, the Corporation generally will not be subject to activity restrictions, provided the Bank satisfies the QTL test (See Qualified Thrift Lender Test, page 36). If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Corporation, and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or were acquired in a supervised acquisition.

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

         Federal law generally provides that no "person", acting directly or indirectly or through or in concert with one or more other persons, may acquire "control", as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such an acquisition of control may be disapproved if it is determined, among other things, that: (i) the acquisition would substantially lessen competition;
(ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interest of its depositors; or (iii) the competency, experience, or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interests of the depositors or the public to permit the acquisition of control by such person.

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

Bank Regulation

         General. The Bank is chartered as a federal savings bank under the Home Owners' Loan Act, as amended (the "HOLA") which is implemented by regulations adopted and administered by the OTS. As a federal savings bank, the Bank is subject to regulation, supervision and regular examination by the OTS. The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. Federal banking laws and regulations control, among other things, the Bank's required reserves, investments, loans, mergers and consolidations, payment of dividends and other aspects of the Bank's operations. The deposits of the Bank are insured by the SAIF administered by the FDIC to the maximum extent provided by law ($100,000 for each depositor). In addition, the FDIC has certain regulatory and examination authority over OTS-regulated savings institutions and may recommend enforcement actions against savings institutions to the OTS. The supervision and regulation of the Bank is intended primarily for the protection of the deposit insurance fund and the Bank's depositors rather than for holders of the Company's stock or for the Company as the holder of the stock of the Bank.

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

         Proposed Legislation. Legislation currently pending before the United States Congress would, if enacted, require all federal savings institutions (such as the Bank) to convert to a national bank or a state bank or savings bank charter. In addition, the proposed legislation would cause the Company to be regulated not as a savings and loan holding company, but rather as a bank holding company or a "financial services" holding company (a new regulatory classification created by the legislation). If the pending legislation were to be adopted in its current form, it would eliminate certain advantages now enjoyed by federal savings institutions, such as unrestricted interstate branching.

         As consideration of the proposed legislation is in its early stages, the Company cannot predict whether or in what form the legislation will be enacted. However, based upon the provisions of the currently pending legislation, the management of the Company does not believe that the enactment of such legislation would have a material adverse effect on its financial condition or results of operations.

         Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of commercial paper and debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations.

         Branching. Subject to certain limitations, OTS regulations currently permit a federally chartered savings institution like the Bank to establish branches in any state of the United States, provided that the federal savings institution qualifies as a "domestic building and loan association" under the Internal Revenue Code. See "Qualified Thrift Lender Test". The authority for a federal savings institution to establish an interstate branch network would facilitate a geographic diversification of the institutions's activities. However, recently proposed federal legislation could, if enacted, restrict the Bank's ability to open branches in states other than Kentucky. See "Proposed Legislation".

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

         On September 30, 1996, H.R. 1362 was signed into law by the President. Title II of H.R. 1362 is titled the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"). Among its many provisions, the Act provided resolution of the BIF/SAIF premium disparity. Before September 30, 1996, most insured depository institutions holding BIF-assessable deposits paid the statutory minimum of $2,000 for insurance on these deposits while most insured depository institutions with SAIF-assessable deposits paid 23 basis points per $100 of these deposits for deposit insurance. The Bank paid, for the year ended September 30, 1996, an insurance premium to the FDIC equal to 0.23% of its total deposits.

         The BIF/SAIF legislation provided for a one-time assessment to recapitalize the SAIF. The assessment was based upon the amount of SAIF-assessable deposits held by an institution as of March 31, 1995 (with certain exceptions). The assessment was effective on September 30, 1996 and payable on November 27, 1996.

         The BIF/SAIF legislation did not specify an actual assessment but stated that the total assessment would be equal to the amount necessary to recapitalize the SAIF as of October 1, 1996. Institutions were assessed at the rate of 65.7 basis points per $100 of SAIF-assessable deposits as of March 31, 1995. The BIF/SAIF legislation provided that the amount of the special assessment is deductible under Section 162 of the Internal Revenue Code (the "Code") in the year the assessment is paid. The BIF/SAIF legislation also provided that section 172(f) of the Code will not apply to deductions taken under section 162 of the Code for the special assessment. The Bank's assessment amounted to approximately $435,000 before tax benefit, and such amount was accrued in the financial statements as of September 30, 1996.

         As a result of the recapitalization of the SAIF by the 1996 Act, the FDIC reduced the insurance assessment rate for SAIF-assessable deposits for periods beginning on October 1, 1996. In 1997, the FDIC set the effective insurance assessment rates for SAIF-insured institutions, such as the Bank, at zero to 27 basis points. In addition, SAIF-insured institutions will be required, until December 31, 1999, to pay assessments to the FDIC at an annual rate of between 6.0 and 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize the predecessor to the SAIF. During this period, BIF member banks will be assessed for payment of the FICO obligations at one-fifth the annual rate applicable to SAIF member institutions. After December 31, 1999, BIF and SAIF members will be assessed at the same rate (currently estimated at approximately 2.4 basis points) to service the FICO obligations.

         The 1996 Act also provides that the FDIC may not assess regular insurance assessments for the SAIF unless required to maintain or to achieve the designated reserve ratio of 1.25% except for such assessments on those institutions that are not classified as "well-capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank is classified as "well-capitalized" and has not been found by the OTS to have such supervisory weaknesses.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights valued at the lower of the maximum percentage established by the OTS or the amount includable in core capital. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and majority interests in the equity accounts of consolidated subsidiaries, and qualifying supervisory goodwill, less nonqualifying intangible assets.

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

         As of September 30, 1997, the Bank had tangible, core and risk-based capital of $8.6 million, $8.6 million and $9.0 million, respectively, which amounts significantly exceed all applicable fully phased-in regulatory capital requirements of the OTS.

         OTS regulations set forth the methodology for calculating an Interest Rate Risk (IRR) component which is added to the risk-based capital requirements for OTS regulated thrift institutions. Generally, savings associations with a greater than "normal" level of interest rate exposure will be subject to a deduction from total capital for purposes of calculating their risk-based capital requirement. Specifically, interest rate exposure will be measured as the decline in net portfolio value due to a 200 basis point change in market interest rates. The IRR component to be deducted from total capital is equal to one-half the difference between an institution's measured exposure and the "normal" level of exposure (which is defined as 2% of the estimated economic value of its assets). Institutions, such as the Bank, with less than $300 million in assets and a risk-based capital ratio in excess of 12% are exempt from deducting the IRR component.

         In addition, pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the OTS must revise the risk-based capital regulations to include a credit risk component and a nontraditional activities component (IRR), the purpose of which will be to increase the minimum capital requirements for savings associations with higher credit risks. The OTS has, however, indefinitely deferred enforcement of its IRR requirements.

         Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet certain minimum capital requirements, including a leverage limit and a risk-based capital requirement. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to become undercapitalized. As required by the FDICIA, banking regulators, including the OTS, have issued regulations that classify insured depository institutions by capital levels and provide that the applicable agency will take various prompt corrective actions to resolve the problems of any institution that fails to satisfy the capital standards.

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

         Qualified Thrift Lender Test. The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a Qualified Thrift Lender (QTL) test. If the Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Cincinnati. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, Federal National Mortgage Association ("FNMA"), and FHLMC as qualifying QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every 12 months. As of September 30, 1997, the Bank qualified as a QTL.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. As of September 30, 1997, the Bank's liquidity ratio was 29.13%.

         Liquid assets for purposes of this ratio include specific short term assets (e.g., cash, certain time deposits, certain banker's acceptances, and short-term U.S. Government obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years, and state agency obligations with a maximum remaining term of 24 months). The regulations governing liquidity requirements include as liquid assets: debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Bank of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC; debt securities directly hedged with a short financial future position; and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of the securities. The OTS is also authorized to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As of September 30, 1997, the Bank had borrowed $652,225 from the FHLB of Cincinnati to fund operations; there can be no assurances that additional borrowings will not be made in the future.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. As of September 30, 1997, the Bank had $555,300 in FHLB stock, which was in compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low-and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended September 30, 1997, dividends paid by the FHLB of Cincinnati to the Bank totaled $46,500.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. As of September 30, 1997, the Bank was in compliance with its Federal Reserve Board minimum reserve requirements.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window", but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at September 30, 1997.

Federal Taxation

         The Company and the Bank file a consolidated tax return on a fiscal year (September 30) basis. Thrift institutions are subject to the provisions of the Code in the same general manner as other corporations. Prior to recent legislation, institutions such as the Bank which met certain definitional tests and other conditions prescribed by the Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deductions, loans were separated into "qualifying real property loans", which generally are loans secured by interests in certain real property, and nonqualifying loans, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans was based on actual loss experience, although the amount of the bad debt reserve deduction with respect to qualifying real property loans could be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Legislation recently signed by the President repealed the percentage of taxable income method of calculating the bad debt reserve. The Bank historically has elected to use the percentage method.

         Earnings appropriated to an institution's bad debt reserve and claimed as a tax deduction are not available for distribution to shareholders (including distributions made on dissolution or liquidation), unless such amount was included in taxable income, along with the amount deemed necessary to pay the resulting federal income tax. For information regarding additions to the tax bad debt reserves, see Note 7 to Financial Statements.

         The federal income tax returns of the Company and the Bank have not been examined by the IRS during the past 10 years.

State Taxation

         The Commonwealth of Kentucky imposes no income or franchise taxes on savings institutions. Pioneer Federal is subject to an annual Kentucky ad valorem tax. This tax is .1% of the Bank's savings accounts, common stock, capital and retained income with certain deductions allowed for amounts borrowed by depositors and for securities guaranteed by the U.S. Government or certain of its agencies. For the fiscal year ended September 30, 1997, the amount of such expense for the Bank was $65,545.

         The Corporation is subject to an annual license fee on capital employed and income tax on its operations by the Commonwealth of Kentucky. The annual license fee is based on $2.10 per $1,000 of capital employed and the tax on income ranges from 4% on the first $25,000 of taxable income to 8.25% on taxable income in excess of $250,000.

Item 2.  Properties

         Pioneer Financial's and Pioneer Federal's main office is located at 25 East Hickman Street, Winchester, Kentucky. The building is a one story building of contemporary design constructed in 1975 and expanded in 1978. The building has 5,670 square feet, with four teller stations, two drive-in windows (which serve two lanes of traffic), five private offices, a

Directors' Conference Room, a kitchen, a large lobby, two restrooms, a walk-in vault, a storage room, and a tellers' work area. There are eleven computer terminals at the main office.

         As of September 30, 1997 Pioneer Federal still owned a branch office at 17 East Pendleton Street, Stanton, Kentucky. It consisted of a brick-veneer modular building, constructed in 1980. The building had 1,120 square feet, with two teller stations, one drive-in window, one large private office, a kitchen, two restrooms, and a tellers' work area. There were three computer terminals at the branch office. Its value is included in the table below.

         The Bank also has a branch in Winchester, Kentucky, at the corner of the Bypass (Kentucky Highway 1958) and Fulton Road. This building is of a contemporary design, with a concrete exterior. The branch has a small kitchen, two restrooms, an office, conference room, safety deposit boxes and a walk-in vault. The Bypass branch has eight computer terminals, three drive-in lanes and an automatic teller machine (ATM).

                                             September 30,
                                        1997              1996
                                        ----------------------
Land, buildings and
  improvements.......               $1,850,235         $1,637,310

Furniture, fixtures
  and equipment......                  790,987            720,748

                                     ---------          ---------
Total, at cost.......                2,641,222          2,358,058

Less accumulated
  depreciation.......                1,228,958          1,182,071

                                     ---------          ---------
                                    $1,412,264         $1,175,987
                                     =========          =========

Item 3.  Legal Proceedings

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholders
          Matters

      (a) Market Information. As of the date hereof, there is no established public trading market for Pioneer Financial's common stock. The most recent sale of Pioneer Financial's stock for which Pioneer Financial is aware of the purchase price occurred during the week of August 11, 1997, with the price per share being $43.00.

      (b) Holders. As of December 1, 1997, there were approximately 285 holders of shares of Pioneer Financial's common stock, par value $1 per share.

      (c) Dividends. During fiscal year 1997, Pioneer Financial's Board of Directors declared quarterly dividends of 35 cents per share payable on December 16, 1996, and 40 cents per share payable on March 15, 1997, June 16, 1997 and September 15, 1997 to shareholders of record as of December 2, 1996, March 1, 1997, June 1, 1997 and September 1, 1997, respectively. Total dividends paid in fiscal 1997 amounted to $322,761.

      The Corporation may not declare or pay cash dividends on any of its stock if the effect thereof would cause the Bank's net worth to be reduced below (1) the amount required for the liquidation account established in connection with its stock conversion, or (2) the net worth and capital distribution requirements imposed by the OTS and FDIC. (see Note 8 to Consolidated Financial Statements, on page 36 of the Corporation's Annual Report to Shareholders, Exhibit 13 hereto).

Item 6.   Selected Financial Data

      The information contained under the section captioned "Selected Consolidated Financial and Other Data" on pages 4 and 5 of the Corporation's Annual Report to Shareholders (Exhibit 13 hereto) is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

      The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 16 of the Corporation's Annual Report to Shareholders (Exhibit
13) is incorporated herein by reference.

Item 8.  Financial Statement and Supplementary Data

    The financial statements and supplemental data contained on pages 17 through 46 of the Corporation's Annual Report to Shareholders (attached hereto as
Exhibit 13) as listed in Item 14, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    (a)  Changes in Registrant's Certifying Accountant.  Not applicable.

    (b)  Disagreements with Accountants. Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of Pioneer Federal

    Reference is made to "Election of Directors" from pages 5 through 7 of the Proxy Statement for the January, 1998 annual meeting of stockholders (Exhibit 28(b) hereto).

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

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 or 5 were required for those persons, the Corporation believes that, since September 30, 1996, all filing requirements applicable to its executive officers, directors and greater than ten-percent beneficial owners were complied with.

Item 11.  Executive Compensation

    (a) Cash Compensation. Reference is made to "Remuneration of Officers" on pages 12 through 13 of the Proxy Statement (Exhibit 28(b) hereto, which is incorporated herein by reference) for information with respect to the cash compensation of the registrant's executive and other officers as a group.

    (b) Compensation Pursuant to Plans. The registrant has instituted a "401(k)" retirement plan as of December 1, 1985. With respect to this plan, reference is made to the section captioned "Remuneration of Officers" on pages 12 and 13 of the

Proxy Statement (Exhibit 28(b) hereto) and Note 10 on page 38 of the financial statements included in the Annual Report to Shareholders (Exhibit 13 hereto) for details concerning this retirement plan. There is no contractual obligation for the registrant to contribute sums to this plan. To date, Pioneer Federal has contributed $242,420 to this 401(k) plan.

       (c) Employee Stock Ownership Plan. On October 31, 1994, the registrant approved the establishment of an Employee Stock Ownership Plan (ESOP) in which employees meeting age and service requirements are eligible to participate. The ESOP is effective beginning January 1, 1994. The Board of Directors authorized the funding of the ESOP with contributions of $38,488 and $30,512 for the years ended September 30, 1997 and 1996 respectively.

       (d) Other Compensation.  Not applicable.

       (e) Compensation of Directors. Reference is made to "Directors' Fees" on page 11 and "Election of Directors" on pages 5 to 8 of the Proxy Statement (Exhibit 28(b) hereto) for the description of the remuneration paid to the registrant's directors.

       (f) Termination of Employment and Change of Control Arrangement. Not applicable.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

       Reference is made to "Voting Securities" on pages 2 through 4 of the Proxy Statement (Exhibit 28(b) hereto, incorporated herein by reference) for information pertaining to the security ownership of certain beneficial owners and management.

Item 13.   Certain Relationships and Related Transactions

       (a) Transactions with Management and Others. Reference is made to "Transactions Involving Directors and Officers" on page 14 of the Proxy Statement (Exhibit 28(b) hereto, incorporated herein by reference) for information with respect to transactions involving directors or executive officers or members of their immediate families.

       (b) Certain Business Relationships. The registrant's Chairman of the Board, Janet W. Prewitt, is an equity partner in the law firm of White, McCann & Stewart, a general practice law firm located in Winchester, Kentucky, which serves as general counsel to Pioneer Federal Savings Bank. Payments to that law firm have not exceeded 5% of the registrant's consolidated gross revenues for its last full fiscal year or any earlier year end. The dollar amount of fees paid to the law firm for legal services provided in Pioneer Federal's last fiscal year was $90,948. Of this sum, $85,588 represented fees earned in connection with title examinations for real estate loans, while the balance represented fees in foreclosure actions and fees for quarterly and annual reports. Director Prewitt's compensation from Pioneer Federal plus her share in the gross fees paid to the law firm has never exceeded $60,000 in any fiscal year.

      (c) Indebtedness of Management. Reference is made to "Transactions Involving Directors and Officers" on page 14 of the Proxy Statement for information with respect to loans made to executive officers and directors.

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

Reports of Independent Certified Public Accountants

      Exhibit 13, page 17
      Exhibit 28(a)

Consolidated Statements of Financial Condition at September 30, 1997 and 1996

      Exhibit 13, page 18

Consolidated Statements of Income for the years ended September 30, 1997, 1996 and 1995

      Exhibit 13, page 19

Consolidated Statements of Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995

      Exhibit 13, page 20

Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995

      Exhibit 13, pages 21 and 22

Notes to Consolidated Financial Statements

         Exhibit 13, pages 23 through 46

         (a)(3) The following exhibits are filed as a part of this report:

         Exhibit 13              Annual Report to Stockholders
         Exhibit 28(a)           Manually signed Report of Miller,
                                 Mayer, Sullivan & Stevens LLP
         Exhibit 28(b) Proxy Statement for Annual Meeting to be held January 14, 1998

         (b) No Form 8-K was filed in the fourth quarter of fiscal 1997.

         (c) See (a) (3) above for all exhibits filed.

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

                                PIONEER FINANCIAL CORPORATION,
                                WINCHESTER, KENTUCKY

Date:  December 16, 1997        BY /s/Janet W. Prewitt
                                  -------------------------------
                                  Janet W. Prewitt, Director and
                                  Chairman of the Board

Date:  December 16, 1997        BY /s/Carl C. Norton
                                  -------------------------------
                                  Carl C. Norton, Director and
                                  President

Date:  December 16, 1997        BY /s/Nancy M. Lawwill
                                  -------------------------------
                                  Nancy M. Lawwill, Director,
                                  and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  December 16, 1997        BY /s/William Cress
                                  -------------------------------
                                  William Cress, Director

Date:  December 16, 1997        BY /s/Ewart W. Johnson
                                  -------------------------------
                                  Ewart W. Johnson, Director

Date:  December 16, 1997        BY /s/Nora M. Linville
                                  -------------------------------
                                  Nora M. Linville, Director

Date:  December 16, 1997        BY /s/Wayne M. Martin
                                  -------------------------------
                                  Wayne M. Martin, Director

Date:  December 16, 1997        BY /s/Thomas D. Muncie
                                  -------------------------------
                                  Thomas D. Muncie, Director

Date:  December 16, 1997        BY /s/Andrew J. Ryan
                                  -------------------------------
                                  Andrew J. Ryan, Director

Date:  December 16, 1997        BY /s/Robert G. Strode
                                  -------------------------------
                                  Robert G. Strode, Director