Form 10-Q
period 1997-12-31
PIONEER FINANCIAL CORP \KY\
filed 1998-02-12
CIK 1011166

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
             -----------------------------------------------------


                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997.


                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-28076


                         PIONEER FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           KENTUCKY                                    61-1273657
-------------------------------                   -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

25 EAST HICKMAN STREET, WINCHESTER, KENTUCKY              40391
--------------------------------------------         --------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:        (606) 744-3972
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety days. Yes  X    No
                                           ---      ---

As of February 10, 1998, 208,233 shares of the registrant's common stock were issued and outstanding.

Page 1 of 13 Pages

                                   CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1997 (unaudited)
         and September 30, 1997...........................................   3

         Consolidated Statements of Income for the Three Month Periods
         Ended December 31, 1997 and 1996 (unaudited).....................   4

         Consolidated Statements of Cash Flows for the Six-Month Periods
         Ended December 31, 1997 and 1996 (unaudited).....................   5

         Notes to Consolidated Financial Statements.......................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................  12

Item 2.  Changes in Securities............................................  12

Item 3.  Defaults Upon Senior Securities..................................  12

Item 4.  Submission of Matters to a Vote of Security Holders..............  12

Item 5.  Other Information................................................  12

Item 6.  Exhibits and Reports on Form 8-K.................................  12

SIGNATURES

                         PIONEER FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                               ----------------

                                                                       AS OF           AS OF
                                                                    DECEMBER 31,   SEPTEMBER 30,
ASSETS                                                                  1997           1997
                                                                    ------------   ------------
                                                                     (unaudited)
Cash                                                                 $   800,569   $ 1,188,974
Interest bearing deposits                                              1,887,967     1,138,456
Federal Funds sold                                                       475,000     7,151,000
Available-for-sale securities                                          5,407,655     5,949,386
Held-to-maturity securities                                           26,430,359    22,621,995
Loans receivable, net                                                 34,337,567    34,490,871
Loans held for sale                                                       90,000       152,750
Accrued interest receivable                                              486,776       455,824
Premises and equipment, net                                            1,347,996     1,412,264
Prepaid expenses and other assets                                        269,643       263,944
                                                                     -----------   -----------

   Total assets                                                      $71,533,532   $74,825,464
                                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                             $60,827,000   $64,585,148
FHLB Advances                                                            644,103       652,225
Advance payments by borrowers for taxes and insurance                     14,226        39,607
Federal income tax payable                                               528,366       216,675
Other liabilities                                                        216,740       593,611
                                                                     -----------   -----------
   Total liabilities                                                  62,230,435    66,087,266
                                                                     -----------   -----------

Stockholders' equity:
 Common stock, $1 par value, 500,000 shares authorized;
  208,233 shares issued and outstanding                                  208,233       208,233
 Additional paid-in capital                                            1,797,432     1,797,432
 Retained earnings, substantially restricted                           7,408,673     6,957,353
 Unallocated Employee Stock Ownership Plan (ESOP) stock                 (183,442)     (224,922)
 Net unrealized appreciation on available-for-sale securities             72,201           102
                                                                     -----------   -----------
   Total stockholders' equity                                          9,303,097     8,738,198
                                                                     -----------   -----------

   Total liabilities and stockholders' equity                        $71,533,532   $74,825,464
                                                                     ===========   ===========

         See accompanying notes to consolidated financial statements.

                         PIONEER FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                               ----------------

                                                        FOR THE THREE-MONTH PERIODS
                                                              ENDED DECEMBER 31
                                                        ---------------------------
                                                             1997         1996
                                                        ------------  -------------
Interest income:
  Interest on loans                                       $  765,291     $  774,912
  Interest and dividends on securities                       441,568        520,871
  Other interest income                                       72,527         64,416
                                                          ----------     ----------
    Total interest income                                  1,279,386      1,360,199
                                                          ----------     ----------
Interest expense:
  Interest on deposits                                       642,840        653,463
  Interest on FHLB advances                                   10,721         15,231
                                                          ----------     ----------
    Total interest expense                                   653,561        668,694
                                                          ----------     ----------

Net interest income:                                         625,825        691,505
  Provision for loan losses
    Net interest income after provision for loan losses      625,825        691,505
                                                          ----------     ----------
Non-interest income:
  Loan and other service fees, net                            74,001         93,940
  Gain (loss) on sale of fixed assets                           (654)
  Gain (loss) on sale of loans                                20,973         27,020
  Gain (loss) on sale of branch                              567,614
                                                          ----------     ----------
    Total non-interest income                                661,934        120,960
                                                          ----------     ----------
Non-interest expense:
  Compensation and benefits                                  271,944        242,204
  Occupancy expense                                           43,200         40,646
  Office supplies and postage                                 29,098         21,764
  Federal and other insurance premiums                        19,949         38,116
  Advertising                                                  6,451          5,398
  Data processing expense                                     44,894         33,632
  State franchise tax                                         16,530         16,386
  Legal fees                                                  10,301          1,653
  Other operating expense                                     39,017         28,824
                                                          ----------     ----------
    Total non-interest expense                               481,384        428,623
                                                          ----------     ----------

Income before income tax expense                             806,375        383,842

Provision for income taxes                                   274,171        122,772
                                                          ----------     ----------
Net income                                                $  532,204     $  261,070
                                                          ==========     ==========
Earnings per common share                                      $2.62          $1.25
                                                          ==========     ==========
Earnings per common share assuming dilution                    $2.62          $1.25
                                                          ==========     ==========

         See accompanying notes to consolidated financial statements.

                         PIONEER FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                         FOR THE THREE-MONTHS ENDING
                                                                                                  DECEMBER 31,
                                                                                         ---------------------------
                                                                                              1997          1996
                                                                                          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                              $   532,204   $   261,070
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses
    Amortization of investment premium (discount)                                              21,875         7,881
    Amortization of organizational cost                                                         3,377         3,377
    Provision for depreciation                                                                 16,453        13,205
    Gain on sale of branch                                                                   (567,614)
    Amortization of loan fees                                                                 (36,756)      (27,900)
    FHLB stock dividend                                                                       (10,100)       (9,100)
    Securities gain (loss)
    Loans originated for sale                                                              (2,014,475)   (2,078,431)
    Proceeds from loans held for sale                                                       2,035,448     2,084,121
    Loans held for sale (gain) loss                                                           (20,973)      (27,101)
    ESOP benefit expense                                                                        5,241
  Change in:
    Income taxes payable                                                                      274,549         3,467
    Interest receivable                                                                       (30,952)       38,874
    Interest payable                                                                           14,592        14,976
    Accrued liabilities                                                                      (391,463)     (480,058)
    Prepaid expense                                                                            (3,062)      105,198
                                                                                          -----------   -----------
      Net cash provided by operating activities                                              (171,656)      (90,421)
                                                                                          -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in loans                                                            252,810     1,068,499
  Matured held-to-maturity securities                                                                       748,183
  Purchase of held-to-maturity securities                                                  (4,644,116)   (4,986,379)
  Sale of FHLB stock
  Purchase of premises and equipment                                                           (9,571)         (334)
  Purchase of available-for-sale securities
  Sale of available-for-sale securities
  Principal repayments on securities                                                        1,468,149     1,254,913
                                                                                          -----------   -----------
    Net cash (used) by investing activities                                                (2,932,728)   (1,915,118)
                                                                                          -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand deposits, NOW accounts and savings accounts            (1,528,493)      449,577
  Net increase (decrease) in certificates of deposit                                       (2,229,655)      (59,904)
  Payments on FHLB advances                                                                    (8,122)      (15,200)
  Cash dividend payments                                                                      (80,884)      (72,882)
  Net increase (decrease) in custodial accounts                                               (25,380)      (10,237)
  Proceeds from sale of branch                                                                625,000
  Payment on ESOP loan                                                                         37,024
                                                                                          -----------   -----------
    Net cash provided (used) by financing activities                                       (3,210,510)      291,354
                                                                                          -----------   -----------

Increase (decrease) in cash and cash equivalents                                           (6,314,894)   (1,714,185)
Cash and cash equivalents, beginning of period                                              9,478,430     5,473,454
                                                                                          -----------   -----------
Cash and cash equivalents, end of period                                                  $ 3,163,536   $ 3,759,269
                                                                                          ===========   ===========

Supplemental disclosures:
     The Bank made no income tax payments during the three month periods ended December 31, 1997 and 1996, respectively.

     The Bank paid $638,969 and $668,694 in interest on deposits and other borrowings during the three month periods ended December 31, 1997 and 1996, respectively.

         See accompanying notes to consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     Pioneer Financial Corporation (the "Company") was formed at the direction of Pioneer Federal Savings Bank (the "Bank") to become the holding company of the Bank, which was completed on December 24, 1994 under an Agreement and Plan of Reorganization, dated October 31, 1994. Since the Reorganization, the Company's primary assets have been the outstanding capital stock of the Bank, and its sole business is that of the Bank. Accordingly, the consolidated financial statements and discussions herein include both the Company and the Bank.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the three month periods ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1998.

2.   EARNINGS PER SHARE

     Earnings per common share for the three month periods ended December 31, 1997 and 1996 amounted to $2.62 and $1.25 per share, respectively, based on weighted average common stock shares outstanding. The weighted average number of common shares outstanding for the three month periods ended December 31, 1997 and 1996 was 203,361 and 208,233 shares, respectively. Shares of common stock held by the ESOP are considered outstanding when they are committed to be released.

3.   DIVIDENDS

     The Company paid dividends of $0.40 per share or $80,884 for the three month period ended December 31, 1997 compared to $0.35 per share or $72,882 for the same period in 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets decreased $3.3 million, or 4.4%, from $74.8 million at September 30, 1997 to $71.5 million at December 31, 1997. The decrease primarily reflected a $6.3 million decrease in cash and cash equivalents offset by 3.3 million increase in investment securities. The decrease in assets was due primarily to the transfer of deposits to the Purchaser as part of the sale of the Stanton Branch bank.

The Company's aggregate investment securities portfolio increased $3.3 million, or 11.4%, to $31.8 million at December 31, 1997 from $28.6 million at September 30, 1997. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $541,000, due to a $613,000 decrease in principal repayments and amortization of investment premiums offset by a $72,000 increase due solely to the increase in the market value of such securities. Securities classified as held-to-maturity increased $3.8 million due to an increase of $4.6 million from the purchase of a FHLB Note and two municipal bonds offset by a decrease of $800,000 due the principal repayments and amortization of investment premiums.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At December 31, 1997, the Company included net unrealized gains of approximately $72,000 in stockholders' equity. At September 30, 1997, the Company included net unrealized gains of approximately $100 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Deposits decreased $3.8 million, or 5.8%, from $64.6 million at September 30, 1997 to $60.8 million at December 31, 1997. This decrease was primarily due to the sale of the Company's branch office in Stanton, Kentucky. The agreement to sell the Stanton Branch was finalized October 29, 1997, whereby the Bank transferred to the Purchaser deposits totaling $4.9 million. In addition, loans secured by deposits transferred in the agreement totaling $34,000 and property and equipment having a book value of approximately $50,000 were included in the sale. The net gain realized by the Bank in connection with this sale was $568,000. The $4.9 million deposits transferred in connection with this sale amounted to approximately 7.6% of the Bank's total deposits.

Stockholders' equity increased approximately $565,000, or 6.4%, to $9.3 million at December 31, 1997 compared to $8.7 million at September 30, 1997. The increase was due to net income of $532,000, an increase of $72,000 in net unrealized appreciation on investments held-for-sale and an increase of $42,000 related to the ESOP's release of shares from collateral offset by a decrease of $81,000 due to the payment of dividends.

 The following summarizes the Bank's capital requirements and position at December 31, 1997 and September 30, 1997.



                                                   DECEMBER 31, 1997        SEPTEMBER 30, 1997
                                                   -----------------        ------------------
                                                              (DOLLARS IN THOUSANDS)
                                                    AMOUNT   PERCENT        AMOUNT     PERCENT
                                                   -------   -------        ------     -------
Tangible capital                                    $9,012     12.60%       $8,638       11.50%
Tangible capital requirement                         1,079      1.50%        1,123        1.50%
                                                    ------     -----        ------       -----
Excess                                              $7,933     11.10%       $7,515       10.00%
                                                    ======     =====        ======       =====

Core capital                                        $9,012     12.60%       $8,638       11.50%
Core capital requirement                             2,159      3.00%        2,245        3.00%
                                                    ------     -----        ------       -----
Excess                                              $6,853      9.60%       $6,393        8.50%
                                                    ======     =====        ======       =====

Tangible capital                                    $9,012     30.10%       $8,638       28.60%
General valuation allowance                            375      1.25%          378        1.20%
                                                    ------     -----        ------       -----
Total capital                                        9,387     31.35%        9,016        29.8%
Risk-based capital requirement                       2,395       8.0%        2,419         8.0%
                                                    ------     -----        ------       -----
Excess                                              $6,992     23.35%       $6,597        21.8%
                                                    ======     =====        ======       =====

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

NET INCOME.   Net income increased $271,000 for the quarter ended December 31,
1997 to $532,000, compared to $261,000 for the same period in 1996. The net increase of $271,000 was due to an increase of $541,000 in non-interest income offset by a decrease of $66,000 in net interest income, an increase in non-interest expense of $53,000 and an increase of $151,000 in income tax expense. The increase in non-interest income included a gain of $567,000 from the sale of the branch bank located in Stanton, Kentucky. Net income for the quarter ended December 31, 1997, excluding the net gain on the sale of the branch was $157,579 compared to $261,070 for the same period in 1996.

NET INTEREST INCOME. Net interest income decreased $66,000 or 9.5% to $626,000 for the quarter ended December 31, 1997 compared to $692,000 for the same period in 1996. The decrease of $66,000 was due to a decrease in interest income of $81,000 offset by a decrease of $15,000 in interest expense for 1997 compared to 1996.

INTEREST INCOME.   Interest income decreased $81,000 for the quarter ended
December 31, 1997 compared to the same period in 1996. Interest income was $1.3 million, or 7.71% of average interest-earning assets for the quarter ended December 31, 1997 as compared to $1.4 million, or 7.59% of interest-bearing assets for the quarter ended December 31, 1996. The decrease in interest income of $81,000 was due to a decrease in the average balance of interest-earning assets of $5.4 million offset by the increase of 12 basis points on the average rate earned on interest earning assets for the quarter ended December 31, 1997 compared to the same period in 1996.

INTEREST EXPENSE.   Interest expense decreased $15,000 for the quarter ended
December 31, 1997 compared to the same period in 1996. Interest expense was $654,000, or 4.29% of average deposits and FHLB advances for the quarter ended December 31, 1997 as compared to $669,000, or 4.07% for the quarter ended December 31,

1996. The decrease of $15,000 was due to a $4.7 million decrease in the average balance of interest-bearing liabilities during the quarter ended December 31, 1997 compared to the same period in 1996 offset by a 22-basis point increase in the average rate paid on interest-bearing liabilities.

PROVISION FOR LOAN LOSSES.   There was no provision for loan losses for the
quarters ended December 31, 1997 and 1996. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic, and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. There can be no assurance that management will not decide to increase the allowance for loan losses or that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to increase such allowance, either of which could adversely affect the Bank's earnings. Further, there can be no assurance that the Bank's actual loan losses will not exceed its allowance for loan losses.

NON-INTEREST INCOME.   Non-interest income amounted to $662,000 and $121,000 for
the quarters ended December 31, 1997 and 1996, respectively. For the quarter ending December 31, 1997, the Bank recognized a gain of $568,000 from the sale of its branch office in Stanton, Kentucky, which is included in non-interest income. The gain on the sale of the branch totaling $568,000 was offset by a decrease in loan and deposit fees of $20,000 plus a decrease in the gain on sale of loans of $7,000 in comparing the quarter ended December 31, 1997 to the same period in 1996.

NON-INTEREST EXPENSE.   Non-interest expense totaled $482,000 and $429,000 for
the three months ended December 31, 1997 and 1996, respectively, an increase of $53,000, or 12.3%, and such expense amounted to 2.6% and 2.3% of average assets for the three months ended December 31, 1997 and 1996, respectively. The increase was primarily due to an increase in compensation and benefits of $30,000, an increase in data processing of $11,000 and an increase of $30,000 in other non-interest expenses offset by a decrease of $18,000 in federal insurance premiums. The increase in compensation and benefits was primarily due to payments of employee bonuses of $33,000 plus an increase of $5,000 related to the Employee Stock Option Plan in 1997 that was not incurred in the December 31, 1996 quarter. The increase of $11,000 in data processing was due to special reports ran by the service bureau related to the sale of the branch. The decrease in federal insurance premiums was the result of the 1996 recapitalization of the SAIF insurance fund, which resulted in lower assessments on the Bank's deposit base.

INCOME TAX EXPENSE.   The provision for income tax expense amounted to $274,000
and $123,000 for the quarters ended December 31, 1997 and 1996, respectively, which as a percentage of income before income tax expense amounts to 34.4% for 1997 and 32.0% for 1996.

NON-PERFORMING ASSETS

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.

                                                     DECEMBER 31, 1997   SEPTEMBER 30 1997
                                                     -----------------   -----------------
                                                              (amounts in thousands)
Loans accounted for on a non-accrual basis:/1/
  Real estate:
    Residential....................................               $  3                $  3
    Commercial.....................................
  Consumer.........................................                  1                   3
                                                                  ----                ----

      Total........................................               $  4                $  6
                                                                  ====                ====
Accruing loans which are contractually past due
 90 days or more:
  Real estate:
    Residential....................................                203                 149
    Commercial.....................................
  Consumer.........................................
                                                                  ----                ----
      Total........................................                203                 149
                                                                  ====                ====

Total of loans accounted for as non-accrual or as
 accruing past due 90 days or more................                $207                $155
                                                                  ====                ====

Percentage of total loans..........................                .60%                .45%
                                                                  ====                ====

Other non-performing assets/2/.....................               $                   $
                                                                  ====                ====

/1/ Non-accrual status denotes loans which management believes may have defined weaknesses whereby accrued interest is inadequately protected by the current net worth and paying capacity of the obligor, or of the collateral pledged.

/2/ Loans more than 90 days past due will continue to accrue interest when there is no well defined weakness in the loan regarding net worth and paying capacity of the obligor or of the collateral pledged which would cause management to believe that interest accrued will be uncollectible.

If income on non-accrual loans had been accrued, such income would have amounted to approximately $4,482 for the three month period ended December 31, 1997.

At December 31, 1997, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.


MORTGAGE BANKING ACTIVITY.   Mortgage loans of $2.0 million were originated for
sale during the three month period ended December 31, 1997; the Bank retained the servicing for all loans sold.

The portfolio of loans owned by others, but serviced by the Bank decreased 1.0% to $51.7 million at December 31, 1997 compared to $52.2 million at September 30, 1997. All of the loans serviced by the Bank, but owned by others, were originated by the Bank.

LIQUIDITY AND CAPITAL RESOURCES.   The Bank's principal sources of funds for
operations are deposits from its primary market area, principal, and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 4% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At December 31, 1997, the Bank's liquidity was 19.48%. Management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The bank must satisfy three capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 3.0%, a tangible capital standard expressed as 1.5% of total adjusted assets, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At December 31, 1997, the Bank's capital was in excess of these requirements.

At September 30, 1997, the Bank had outstanding commitments to originate loans totaling $4.3 million, excluding $699,000 in approved, but unused home equity lines of credit and $1.9 million in approved, but unused lines of credit. Of the loan commitments, the Bank anticipates selling $3.8 of the loans approved, but not closed. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from December 31, 1997, totaled $27.9 million. Management believes that a significant percentage of such deposits will remain with the Bank.

IMPACT OF INFLATION AND CHANGING PRICES.   The consolidated financial statements
and notes thereto presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     None

Item 5.     OTHER INFORMATION                                       None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (1)  The following exhibit is filed herewith:

                 Exhibit 27: Financial Data Schedule

            (2) No Form 8-K was filed for the quarter ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PIONEER FINANCIAL CORPORATION

Date:                              /s/ Carl C. Norton, Pres.
                                   ---------------------------------------
                                   Carl C. Norton, President
                                   (Duly Authorized Officer)


Date:                              /s/ Carolyn O. Vermillion
                                   ---------------------------------------
                                   Carolyn O. Vermillion, Controller
                                   (Principal Financial and Accounting Officer)