Form 10-Q
period 1998-03-31
PIONEER FINANCIAL CORP \KY\
filed 1998-05-14
CIK 1011166

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                   -----------------------------------------

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998.


                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


Commission File Number:  0-28076


                         PIONEER FINANCIAL CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Kentucky                                              61-1273657
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

25 East Hickman Street, Winchester, Kentucky                        40391
--------------------------------------------                 -------------------
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
Yes    X          No
   ---------        ---------

As of May 8, 1998, 208,233 shares of the registrant's common stock were issued and outstanding.

Page 1 of 15 Pages                                     Exhibit Index at Page N/A
                                                                             ---

                                   CONTENTS


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets as of March 31, 1998 (unaudited)
           and September 30, 1997........................................................................... 3

          Consolidated Statements of Income for the Three Month Periods
           Ended March 31, 1998 and 1997 and the Six-Month Periods
           Ended March 31, 1998 and 1997 (unaudited)........................................................ 4

          Consolidated Statements of Cash Flows for the Six-Month Periods Ended
           March 31, 1998 and 1997 (unaudited).............................................................. 5

          Notes to Consolidated Financial Statements........................................................ 6

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................................................ 7


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................................................. 13
Item 2.   Changes in Securities............................................................................. 13
Item 3.   Defaults Upon Senior Securities................................................................... 13
Item 4.   Submission of Matters to a Vote of Security Holders............................................... 13
Item 5.   Other Information................................................................................. 13
Item 6.   Exhibits and Reports on Form 8-K.................................................................. 13

SIGNATURES

                         PIONEER FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                               ----------------


                                                                         As of            As of
                                                                       March 31,       September 30,
ASSETS                                                                   1998               1997
                                                                   ---------------     ---------------
                                                                     (unaudited)
Cash                                                               $       969,908     $     1,188,974
Interest bearing deposits                                                2,429,181           1,138,456
Federal Funds sold                                                       6,775,000           7,151,000
Available-for-sale securities                                            5,193,291           5,949,386
Held-to-maturity securities                                             21,244,311          22,621,995
Loans receivable, net                                                   33,262,531          34,490,871
Loans held for sale                                                        269,500             152,750
Accrued interest receivable                                                423,347             455,824
Premises and equipment, net                                              1,357,457           1,412,264
Prepaid expenses and other assets                                          315,280             263,944
                                                                   ---------------     ---------------

   Total assets                                                    $    72,239,806     $    74,825,464
                                                                   ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                                           $    61,480,165     $    64,585,148
FHLB Advances                                                              661,587             652,225
Advance payments by borrowers for taxes and insurance                       17,713              39,607
Federal income tax payable                                                 211,065             216,675
Other liabilities                                                          317,893             593,611
                                                                   ---------------     ---------------
   Total liabilities                                                    62,688,423          66,087,266
                                                                   ---------------     ---------------

Stockholders' equity:
   Common stock, $1 par value, 500,000 shares authorized;
     208,233 shares issued and outstanding                                 208,233             208,233
 Additional paid-in capital                                              1,797,432           1,797,432
 Retained earnings, substantially restricted                             7,616,085           6,957,353
 Unallocated Employee Stock Ownership Plan (ESOP) stock                   (179,365)           (224,922)
 Net unrealized appreciation on available-for-sale securities              108,998                 102
                                                                   ---------------     ---------------
       Total stockholders' equity                                        9,551,383           8,738,198
                                                                   ---------------     ---------------

       Total liabilities and stockholders' equity                  $    72,239,806     $    74,825,464
                                                                   ===============     ===============

         See accompanying notes to consolidated financial statements.

                         PIONEER FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                            For the Three-Month Periods   For the Six-month Periods
                                                   Ended March 31,              Ended March 31,
                                            --------------------------    --------------------------
                                                1998           1997           1998          1997
                                            -----------    -----------    -----------    -----------
Interest income:
  Interest on loans                         $   780,324    $   785,449    $ 1,545,615    $ 1,560,361
  Interest and dividends on securities          437,316        532,646        878,884      1,053,518
  Other interest income                          80,361         78,365        152,888        142,781
                                            -----------    -----------    -----------    -----------
    Total interest income                     1,298,001      1,396,460      2,577,387      2,756,660
                                            -----------    -----------    -----------    -----------

Interest expense:
  Interest on deposits                          620,595        652,846      1,263,435      1,306,309
  Interest on FHLB advances                      10,954         11,314         21,675         26,545
                                            -----------    -----------    -----------    -----------
    Total interest expense                      631,549        664,160      1,285,110      1,332,854
                                            -----------    -----------    -----------    -----------

Net interest income:                            666,452        732,300      1,292,277      1,423,806
                                            -----------    -----------    -----------    -----------
  Provision for loan losses
    Net interest income after provision
      for loan losses                           666,452        732,300      1,292,277      1,423,806
                                            -----------    -----------    -----------    -----------

Non-interest income:
  Loan and other service fees, net               90,334         95,997        164,335        189,936
  Gain (loss) on sale of fixed assets                                            (654)
  Gain (loss) on sale of branch                                               567,614
  Gain (loss) on sale of loans                   71,025         26,495         91,998         52,168
                                            -----------    -----------    -----------    -----------
    Total non-interest income                   161,359        122,492        823,293        242,104
                                            -----------    -----------    -----------    -----------

Non-interest expense:
  Compensation and benefits                     184,668        211,923        456,612        454,127
  Occupancy expense                              43,652         61,827         86,852        102,473
  Office supplies and postage                    23,568         29,238         52,666         51,002
  Federal and other insurance premiums           12,402          6,309         32,351         44,425
  Advertising                                     1,898          9,414          8,349         14,812
  Data processing expense                        31,375         34,703         76,269         68,335
  State franchise tax                            15,150         16,386         31,680         32,772
  Legal fees                                     45,191          8,097         55,492          9,750
  Other operating expense                        12,520         26,962         51,537         55,786
                                            -----------    -----------    -----------    -----------
    Total non-interest expense                  370,424        404,859        851,808        833,482
                                            -----------    -----------    -----------    -----------
Income before income tax expense                457,387        449,933      1,263,762        832,428

Provision for income taxes                      156,914        160,720        431,085        283,492
                                            -----------    -----------    -----------    -----------
Net income                                  $   300,473    $   289,213    $   832,677    $   548,936
                                            ===========    ===========    ===========    ===========
Earnings per common share                   $      1.48    $      1.39    $      4.10    $      2.64
                                            ===========    ===========    ===========    ===========
Earnings per common share
assuming dilution                           $      1.48    $      1.39    $      4.10    $      2.64
                                            ===========    ===========    ===========    ===========

         See accompanying notes to consolidated financial statements.

                         PIONEER FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                           ------------------------

                                                                                          For the six-months ending
                                                                                                  March 31,
                                                                                       --------------------------------
                                                                                             1998             1997
                                                                                       --------------    --------------
Cash flows from operating activities:
  Net income                                                                           $      832,677    $      548,936
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses
    Amortization of investment premium (discount)                                              29,068           (38,694)
    Amortization of organizational cost                                                         6,754             6,754
    Provision for depreciation                                                                 31,201            26,410
    Gain on sale of branch                                                                   (567,614)
    Amortization of loan fees                                                                 (60,918)          (51,958)
    FHLB stock dividend                                                                       (20,200)          (18,200)
    Loans originated for sale                                                              (8,062,196)       (4,617,359)
    Proceeds from loans held for sale                                                       8,154,194         4,623,979
    Loans held for sale (gain) loss                                                           (91,998)           (6,620)
    ESOP benefit expense                                                                        8,494
  Change in:
    Income taxes payable                                                                      (61,708)            8,787
    Interest receivable                                                                        32,477            33,661
    Interest payable                                                                          (11,733)          (33,282)
    Accrued liabilities                                                                      (263,985)         (624,867)
    Prepaid expense                                                                           (58,090)          127,274
                                                                                       --------------    --------------
       Net cash provided by operating activities                                             (103,577)          (15,179)
                                                                                       --------------    --------------

Cash flows from investing activities:
  Net (increase) decrease in loans                                                          1,172,508           761,098
  Matured certificates of deposit                                                                                96,000
  Matured held-to-maturity securities                                                       4,500,000         6,759,561
  Purchase of held-to-maturity securities                                                  (4,644,116)       (4,986,379)
  Purchase of premises and equipment                                                          (33,780)          (49,769)
  Purchase of available-for-sale securities
  Sale of available-for-sale securities
  Principal repayments on securities                                                        2,434,018         2,385,712
                                                                                       --------------    --------------
       Net cash (used) by investing activities                                              3,428,630         4,966,223
                                                                                       --------------    --------------

Cash flows from financing activities:
  Net increase (decrease) in demand deposits, NOW accounts and savings accounts            (1,086,201)          917,427
  Net increase (decrease) in certificates of deposit                                       (2,018,783)           64,273
  Proceeds from FHLB advance                                                                   34,000
  Payments on FHLB advances                                                                   (24,638)          (22,927)
  Cash dividend payments                                                                     (173,902)         (156,175)
  Net increase (decrease) in custodial accounts                                               (21,894)           (9,505)
  Proceeds from sale of branch                                                                625,000
  Payment on ESOP loan                                                                         37,024
                                                                                       --------------    --------------
       Net cash provided (used) by financing activities                                    (2,629,394)          793,093
                                                                                       --------------    --------------

Increase (decrease) in cash and cash equivalents                                              695,659         5,744,137
Cash and cash equivalents, beginning of period                                              9,478,430         5,473,454
                                                                                       --------------    --------------
Cash and cash equivalents, end of period                                               $   10,174,089    $   11,217,591
                                                                                       ==============    ==============

SUPPLEMENTAL DISCLOSURES:
  The Bank made income tax payments during the six month periods ended March 31, 1998 and 1997, respectively of $475,000 and $155,000. The Bank paid $1,296,843 and $1,339,591 in interest on deposits and other borrowings during the six month periods ended March 31, 1998 and 1997, respectively.

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for fair presentation have been included. The results of operations and other data for the six month period ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending September 30, 1998.

2.    EARNINGS PER SHARE

      Earnings per common share for the three month periods ended March 31, 1998 and 1997 amounted to $1.48 and $1.39 per share, respectively, based on weighted average common stock shares outstanding of 203,411 and 208,233, respectively. Earnings per common share for the six months period ended March 31, 1998 and 1997 amounted to $4.10 and $2.64 per share, based on weighted average common stock shares outstanding of 203,179 and 272,477, respectively. Shares of common stock held by the ESOP are considered outstanding when they are committed to be released.

3.    DIVIDENDS

      The Company paid dividends of $0.46 per share or $93,017 for the three month period ended March 31, 1998 compared to $0.40 per share or $83,293 for the same period in 1997. The Company paid dividends of $0.86 per share of $173,902 for the six month period ended March 31, 1998 compared to $0.75 per share or $156,175 for the same period in 1997.

4.    POSSIBLE YEAR 2000 COMPUTER PROGRAM PROBLEMS

      A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest, or delinquency based on the wrong date or are expected to be unable to compute payment, interest, or delinquency. Rapid and accurate data processing is essential to the operations of the Company. Data processing is also essential to most other financial institutions and many other companies.

All of the material data processing applications of the Company that could be affected by this problem are provided by a third party service bureau. The service bureau used by the Company has advised the Company that it expects to resolve this potential problem before the year 2000. However, if the service bureau is unable to resolve this problem in time, the Company would likely experience significant data processing delays, mistakes, and failures. These delays, mistakes, and failures could have a significant adverse impact on the financial condition and results of operations of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets decreased $2.6 million, or 3.5%, from $74.8 million at September 30, 1997 to $72.2 million at March 31, 1998. The decrease primarily reflected a $2.1 million decrease in investment securities and a $1.1 million decrease in loans receivable offset by $695,000 increase in cash and cash equivalents. The decrease in assets was due primarily to the transfer of deposits to the Purchaser as part of the sale of the Stanton Branch bank.

The Company's aggregate investment securities portfolio decreased $2.1 million, or 7.5%, to $26.4 million at March 31, 1998 from $28.5 million at September 30, 1997. Securities classified as available-for-sale and recorded at market value per SFAS No. 115 decreased $756,000, due to a $921,000 decrease in principal repayments and amortization of investment premiums offset by a $165,000 increase due solely to the increase in the market value of such securities. Securities classified as held-to-maturity decreased $1.4 million due primarily to principal repayments.

Under SFAS No. 115, unrealized gains or losses on securities available-for-sale are recorded net of deferred income tax as a separate component of stockholders' equity. At March 31, 1998, the Company included net unrealized gains of approximately $109,000 in stockholders' equity. At September 30, 1997, the Company included net unrealized gains of approximately $100 in stockholders' equity. Per SFAS No. 115, such gains or losses will not be reflected as a charge or credit to earnings until the underlying securities are sold, and then only to the extent of the amount of gain or loss, if any, actually realized at the time of sale.

Deposits decreased $3.1 million, or 4.8%, from $64.6 million at September 30, 1997 to $61.5 million at March 31, 1998. This decrease was primarily due to the sale of the Company's branch office in Stanton, Kentucky. The agreement to sell the Stanton Branch was finalized October 29, 1997, whereby the Bank transferred to the Purchaser deposits totaling $4.9 million. In addition, loans secured by deposits transferred in the agreement totaling $34,000 and property and equipment having a book value of approximately $50,000 were included in the sale. The net gain realized by the Bank in connection with this sale was $568,000. The $4.9 million deposits transferred in connection with this sale amounted to approximately 7.6% of the Bank's total deposits.

Stockholders' equity increased approximately $813,000, or 9.3%, to $9.6 million at March 31, 1998 compared to $8.7 million at September 30, 1997. The increase was due to net income of $833,000, an increase of $109,000 in net unrealized appreciation on investments held-for-sale and an increase of $45,000 related to the ESOP's release of shares from collateral offset by a decrease of $174,000 due to the payment of dividends.

The following summarizes the Bank's capital requirements and position at March 31, 1998 and September 30, 1997.

                                                 March 31, 1998           September 30, 1997
                                           ------------------------    ------------------------
                                                          (Dollars in thousands)
                                             Amount        Percent       Amount        Percent
                                           ----------    ----------    ----------    ----------

Core capital                               $    9,331        12.91%    $    8,638        11.50%
Core capital requirement                        2,891         4.00%         2,245         3.00%
                                           ----------    ----------    ----------    ----------
Excess                                     $    6,440         8.91%    $    6,393         8.50%
                                           ==========    ==========    ==========    ==========

Core capital                               $    9,331        32.43%    $    8,638        28.60%
General valuation allowance                       386         1.25%           378         1.20%
                                           ----------    ----------    ----------    ----------
Total capital                                   9,717        33.86%         9,016        29.80%
Risk-based capital requirement                  2,397          8.0%         2,419         8.00%
                                           ----------    ----------    ----------    ----------
Excess                                     $    7,320        25.68%    $    6,597        21.80%
                                           ==========    ==========    ==========    ==========

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Net Income. Net income increased $11,000 or 3.9% for the quarter ended
March 31, 1998 to $300,000, compared to $289,000 for the same period in 1997. The net increase of $11,000 was due to an increase of $39,000 in non-interest income, a decrease in non-interest expense of $34,000, and a decrease of $4,000 in income tax expense offset by a decrease of $66,000 in net interest income.

Interest Income. Interest income decreased $98,000 or 7.1% for the quarter ended March 31, 1998 compared to the same period in 1997. Interest income was $1.3 million, or 7.56% of average interest-earning assets for the quarter ended March 31, 1998 as compared to $1.4 million, or 7.82% of interest-bearing assets for the quarter ended March 31, 1997. The decrease in interest income of $98,000 was due to a decrease in the average balance of interest-earning assets of $2.8 million plus a decrease of 26 basis points on the average rate earned on interest earning assets for the quarter ended March 31, 1998 compared to the same period in 1997.

Interest Expense. Interest expense decreased $32,000 or 5.0% for the quarter ended March 31, 1998 compared to the same period in 1997. Interest expense was $632,000, or 4.11% of average deposits and FHLB advances for the quarter ended March 31, 1998 as compared to $664,000, or 4.07% for the quarter ended March 31, 1997. The decrease of $32,000 was primarily due to a $4.3 million decrease in the average balance of interest-bearing liabilities during the quarter ended March 31, 1998 compared to the same period in 1997.

Provision for Loan Losses. There was no provision for loan losses for the quarters ended March 31, 1998 and 1997. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic, and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. There can be no assurance that management will not decide to increase the allowance for loan losses or that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to increase such allowance, either of which could adversely affect the Bank's earnings. Further, there can be no assurance that the Bank's actual loan losses will not exceed its allowance for loan losses.

Non-Interest Income. Non-interest income amounted to $161,000 and $122,000 for the quarters ended March 31, 1998 and 1997, respectively. The increase of $39,000 was primarily due to an increase of $44,000 in gain on sale of loans as customers responded to the declining interest rates with the Bank showing an increase in originating loans, which were sold in the secondary market.

Non-Interest Expense. Non-interest expense totaled $370,000 and $404,000 for the three months ended March 31, 1998 and 1997, respectively, a decrease of $34,000, or 8.5%, and such expense amounted to 2.0% and 2.2% of average assets for the three months ended March 31, 1998 and 1997, respectively. The decrease was primarily due to a decrease in compensation and benefits of $27,000, a decrease in occupancy expense of $18,000, a decrease in office expense of $6,000, a decrease in advertising of $8,000, a decrease of $3,000 in data processing plus a decrease of $15,000 in other operating expenses offset by an increase of $37,000 in legal expenses and an increase of $6,000 in federal and other insurance premiums. The decreases in compensation and benefits, occupancy expense, office supplies, and data processing were due to the operation of the Stanton branch bank in the 1997 quarter, which showed no expenditures for the corresponding period in 1998 as the branch was sold during the first quarter of fiscal year 1998. The increase in legal expenses was attributed to professional services rendered pertaining to possible acquisition.

Income Tax Expense. The provision for income tax expense amounted to $157,000 and $161,000 for the quarters ended March 31, 1998 and 1997, respectively, which as a percentage of income before income tax expense amounts to 34.3% for 1998 and 35.7% for 1997.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

Net Income. Net income increased by $284,000 or 51.7% for the six months ended March 31, 1998 as compared to the same period in 1997. The net increase of $284,000 was due to an increase of $581,000 non-interest income offset by a decrease of $132,000 in net interest income, an increase in non-interest expense of $18,000 plus an increase in income tax expense of $147,000.

Interest Income. Interest income decreased $179,000 or 6.5% for the six months ended March 31, 1998 compared to the same period in 1997. Interest income was $2.6 million or 7.54% of average interest-earning assets for the six months ended March 31, 1998 as compared to $2.8 million or 7.71% of interest-earning assets for the six months ended March 31, 1997. The decrease in interest income of $179,000 was due to a decrease of $3.1 million in the average balance of interest earning assets plus a decrease of 17 basis points on the average rate earned on interest earning assets for the six months ended March 31, 1998 compared to the same period in 1997.

Interest Expense. Interest expense decreased $48,000 or 3.6% for the six months ended March 31, 1998 compared to the same period in 1997. Interest expense was $1.3 million or 4.20% of average deposits and FHLB advances for the six month period ended March 31, 1998 as compared to 1.3 million or 4.07% of average deposit and FHLB advances for the six month period ended March 31, 1997. The decrease of $48,000 was due to a $4.3 million decrease in the average balance of deposits during the six month period ended March 31, 1998 compared to the same period in 1997 offset by an increase of 13 basis points on the average rate paid on deposits.

Provision for Loan Losses. There was no provision for loan losses for the six month periods ended March 31, 1998 and 1997. Management considers many factors in determining the necessary level of the allowance for loan losses, including an analysis of specific loans in the portfolio, estimated value of the underlying collateral, assessment of general trends in the real estate market, delinquency trends, prospective economic and regulatory conditions, inherent loss in the loan portfolio, and the relationship of the allowance for loan losses to outstanding loans. There can be no assurance that management will not decide to increase the allowance for loan losses or that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to increase such allowance, either of which could adversely affect the Bank's earnings. Further, there can be no assurance that the Bank's actual loan losses will not exceed its allowance for loan losses.

Non-Interest Income. Non-interest income amounted to $823,000 and $242,000 for the six months ended March 31, 1998 and 1997, respectively. For the six month period ended March 31, 1998, the Bank recognized a gain of $568,000 from the sale of its branch office in Stanton, Kentucky, which is included in non-interest income.

Non-Interest Expense. Non-interest expense increased $18,000 to $851,000 for the six month period ended March 31, 1998 compared to $833,000 for the same period in 1997. Non-interest expense was 2.3% of average assets for the six month period ended March 31, 1998 and 2.2% of average assets for the six month period ended March 31, 1997. The increase of $18,000 was primarily due to an increase of $45,000 in legal expenses offset by a decrease of $12,000 in occupancy expenses and a decrease of $16,000 in federal and other insurance premiums. The increase of $45,000 in legal expenses was primarily due to professional services rendered pertaining to possible acquisition. The decrease of $12,000 in occupancy expenses was due to expenses related to the Stanton branch included in operations for the six months ended March 31, 1997 which were not in operations for the six months ended March 31, 1998. The decrease of $16,000 in federal insurance premiums was the result of the 1996 recapitalization of the SAIF insurance fund, which resulted in lower assessments on the Bank's deposit base.

Income Tax Expense.   The provision for income tax expense amounted to $431,000
and $283,000 for the six month period ended March 31, 1998 and 1997, respectively, which as a percentage of income before income tax expense amounts to 34.1% for 1998 and 1997.

Non-Performing Assets

The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated. No loans were recorded as restructured loans within the meaning of SFAS No. 15 at the dates indicated.


                                                       March 31,   September 30,
                                                          1998         1997
                                                       ---------     ---------
                                                         (amounts in thousands)
Loans accounted for on a non-accrual basis:/1/
 Real estate:
  Residential......................................    $             $       3
  Commercial.......................................
 Consumer..........................................                          3
                                                       ---------     ---------

    Total..........................................    $             $       6
                                                       =========     =========

Accruing loans which are contractually past due
 90 days or more:
 Real estate:
  Residential......................................           74           149
  Commercial.......................................           65
 Consumer..........................................
                                                       ---------     ---------
    Total..........................................          139           149
                                                       =========     =========

Total of loans accounted for as non-accrual or as
 accruing past due 90 days or more.................    $     139     $     155
                                                       =========     =========

Percentage of total loans..........................         .42%          .45%
                                                       =========     =========

Other non-performing assets/2/.....................    $             $
                                                       =========     =========

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

At March 31, 1998, the Bank did not have any loans in non-accrual status. Accordingly, all income earned for the six months ended March 31, 1998 on the loans in the table above has been included in income.

At March 31, 1998, there were no loans identified by management, which were not reflected in the preceding table, but as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms.

Mortgage Banking Activity. Mortgage loans of $8.1 million were originated for sale during the six month period ended March 31, 1998; the Bank retained the servicing for all loans sold.

The portfolio of loans owned by others, but serviced by the Bank increased 4.6% to $54.6 million at March 31, 1998 compared to $52.2 million at September 30, 1997. All of the loans serviced by the Bank, but owned by others, were originated by the Bank.

Liquidity and Capital Resources. The Bank's principal sources of funds for operations are deposits from its primary market area, principal, and interest payments on loans, and proceeds from maturing investment securities. The principal uses of funds by the Bank include the origination of mortgage and consumer loans and the purchase of investment securities.

The Bank is required by current OTS regulations to maintain specified liquid assets of at least 4% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets (those maturing in one year or less) may not be less than 1% of the Bank's liquidity base. At March 31, 1998, the Bank's liquidity was 21.34%. Management believes that the liquidity levels maintained are adequate to meet potential deposit outflows, loan demand, and normal operations.

The bank must satisfy two capital standards, as set by the OTS. These standards include a ratio of core capital to adjusted total assets of 4.0%, and a combination of core and "supplementary" capital equal to 8.0% of risk-weighted assets. At March 31, 1998, the Bank's capital was in excess of these requirements.

At March 31, 1998, the Bank had outstanding commitments to originate loans totaling $1.6 million, excluding $4.3 million in approved, but unused lines of credit. Of the loan commitments, the Bank anticipates selling $1.4 of the loans approved, but not closed. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 1998, totaled $27.2 million. Management believes that a significant percentage of such deposits will remain with the Bank.

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

Recent Developments.   The Board of Directors of Pioneer announced a definitive
agreement was executed on May 7, 1998, whereby Central Bancshares, Inc. ("Central") located in Lexington, Kentucky would acquire Pioneer. The agreement has been approved by the boards of Pioneer and Central and is subject to approval by the regulators and the shareholders of Pioneer. Under the terms of the agreement, Central will pay the shareholders of Pioneer a total of $20,510,950 in cash or $98.50 per share for the 208,233 shares of Pioneer stock outstanding. The transaction is expected to be completed in the third quarter of 1998.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               None

Item 2.     Changes in Securities                                           None

Item 3.     Defaults Upon Senior Securities                                 None

Item 4.     Submission of Matters to a Vote of Security Holders             None

            The Company's Annual Meeting of Stockholders was held on January 14, 1998. 174,422 shares of Pioneer Financial Corporation, Inc. common stock were represented at the annual meeting in person or by proxy.

            Stockholders voted in favor of the election of four nominees for director. The voting results for each nominee were as follows:


                                                                Votes in
                            Nominee                        Favor of Election
            --------------------------------------     -------------------------

            Carl C. Norton                                       175,672

            William M. Cress                                     171,172

            Robert G. Strode                                     175,172

            Janet W. Prewitt                                     175,672


            Shareholders voted in favor of the appointment of Miller, Mayer, Sullivan, & Stevens, LLP as auditors for the Company for the fiscal year ending September 30, 1998. Votes were cast as follows: 174,272 votes in favor and 150 votes abstained.

Item 5.     OTHER INFORMATION                                               None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (1)   The following exhibit is filed herewith:    Exhibit 27:
                  Financial Data Schedule

            (2)   No Form 8-K was filed for the quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PIONEER FINANCIAL CORPORATION

Date:  May 8, 1998
                                  ----------------------------------------------
                                  Carl C. Norton, President
                                  (Duly Authorized Officer)




Date:  May 8, 1998
                                  ----------------------------------------------
                                  Carolyn O. Vermillion, Controller
                                  (Principal Financial and Accounting Officer)